Form 10-Q
period 2013-09-30
Armstrong Energy, Inc.
filed 2013-11-14
CIK 1532288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-191182

Armstrong Energy, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-8015664
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7733 Forsyth Boulevard, Suite 1625 St. Louis, Missouri	63105
(Address of principal executive offices)	(Zip code)

(314) 721 – 8202

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 12, 2013, there were 21,961,415 shares of Armstrong Energy, Inc.’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Armstrong Energy, Inc. and Subsidiaries

(formerly Armstrong Land Company, LLC and Subsidiaries)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,024	$60,132
Accounts receivable	27,323	24,138
Inventories	13,608	9,461
Prepaid and other assets	2,505	3,722
Deferred income taxes	1,010	984

Total current assets	105,470	98,437
Property, plant, equipment, and mine development, net	434,061	431,225
Investments	3,216	3,323
Intangible assets, net	151	573
Other non-current assets	22,525	26,751

Total assets	$565,423	$560,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,095	$26,902
Accrued liabilities and other	26,898	14,484
Current portion of capital lease obligations	2,940	4,243
Current maturities of long-term debt	4,082	3,935

Total current liabilities	68,015	49,564
Long-term debt, less current maturities	198,503	199,961
Long-term obligation to related party	105,503	98,388
Related party payables, net	5,782	4,886
Asset retirement obligations	17,969	17,962
Long-term portion of capital lease obligations	2,686	5,474
Deferred income taxes	1,010	984
Other non-current liabilities	2,646	428

Total liabilities	402,114	377,647
Stockholders’ equity:
Common stock, $0.01 par value, 70,000,000 shares authorized, 21,961,415 and 21,870,765 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	220	219
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	—	—
Additional paid-in-capital	239,068	238,713
Accumulated deficit	(75,169)	(56,289)
Accumulated other comprehensive loss	(833)	—

Armstrong Energy, Inc.’s equity	163,286	182,643
Non-controlling interest	23	19

Total stockholders’ equity	163,309	182,662

Total liabilities and stockholders’ equity	$565,423	$560,309

See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries

(formerly Armstrong Land Company, LLC and Subsidiaries)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$108,236	$94,677	$310,702	$287,850
Costs and Expenses:
Cost of coal sales	78,955	71,617	225,561	209,411
Production royalty to related party	2,485	1,546	6,502	3,909
Depreciation, depletion, and amortization	10,258	8,435	28,023	24,554
Asset retirement obligation expenses	595	929	1,760	3,069
General and administrative costs	5,834	5,753	17,150	16,408
Selling and other related costs	8,863	6,931	24,522	21,600

Operating income (loss)	1,246	(534)	7,184	8,899
Other income (expense):
Interest expense, net	(9,170)	(4,948)	(26,382)	(13,964)
Other, net	73	162	318	521

Loss before income taxes	(7,851)	(5,320)	(18,880)	(4,544)
Income tax provision	—	—	—	—

Net loss	(7,851)	(5,320)	(18,880)	(4,544)
Income attributable to non-controlling interests	—	—	—	—

Net loss attributable to common stockholders	$(7,851)	$(5,320)	$(18,880)	$(4,544)

See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries

(formerly Armstrong Land Company, LLC and Subsidiaries)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(7,851)	$(5,320)	$(18,880)	$(4,544)
Other comprehensive income (loss):
Postretirement benefit plan	25	—	(833)	—
Unrealized loss on derivatives arising during the period, net of tax of zero	—	(68)	—	(300)
Less: Reclassification adjustments for loss on derivatives included in net loss, net of tax of zero	—	(203)	—	(647)

Other comprehensive income (loss)	25	135	(833)	347

Comprehensive loss	(7,826)	(5,185)	(19,713)	(4,197)
Less: Comprehensive income (loss) attributable to non-controlling interests	—	—	—	—

Comprehensive loss attributable to common stockholders	$(7,826)	$(5,185)	$(19,713)	$(4,197)

See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries

(formerly Armstrong Land Company, LLC and Subsidiaries)

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2013

(Amounts in thousands)

	Common Stock		Preferred Stock		Additional Paid- in- Capital		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount		Accumulated Deficit		Non-Controlling Interest
Balance at December 31, 2012	21,871	$219	—	$—	$238,713	$(56,289)	$—	$19	$182,662
Net loss	—	—	—	—	—	(18,880)	—	—	(18,880)
Stock based compensation	—	—	—	—	356	—	—	—	356
Postretirement benefit plan	—	—	—	—	—	—	(833)	—	(833)
Contribution of non-controlling interest	—	—	—	—	—	—	—	4	4
Shares issued under employee plan	90	1	—	—	(1)	—	—	—	—

Balance at September 30, 2013	21,961	$220	—	$—	$239,068	$(75,169)	$(833)	$23	$163,309

See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries

(formerly Armstrong Land Company, LLC and Subsidiaries)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(18,880)	$(4,544)
Adjustments to reconcile net income to cash provided by operating activities:
Non-cash stock compensation expense	356	518
Income from equity affiliate	(24)	(11)
Gain on settlement of asset retirement obligation	(90)	—
Gain on disposal of property, plant and equipment	(16)	—
Amortization of original issue discount	493	—
Amortization of debt issuance costs	855	851
Depreciation, depletion and amortization	28,023	24,554
Asset retirement obligation expenses	1,760	3,069
Interest on long-term obligations	6,155	170
Change in operating assets and liabilities:
Increase in accounts receivable	(3,185)	(3,021)
(Increase) decrease in inventories	(4,147)	112
Decrease (increase) in prepaid and other assets	1,219	(797)
Decrease in other non-current assets	3,399	4,721
Increase (decrease) in accounts payable and accrued liabilities	12,586	(3,070)
Increase in other non-current liabilities	9,420	4,382

Net cash provided by operating activities:	37,924	26,934
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(30,354)	(38,572)
Investment in affiliate	—	(130)
Proceeds from disposal of fixed assets	255	—

Net cash used in investing activities	(30,099)	(38,702)
Cash Flows from Financing Activities:
Payment on capital lease obligations	(3,639)	(3,245)
Payment of long-term debt	(3,269)	(40,295)
Payment of financing costs and fees	(29)	(743)
Proceeds from the issuance of Series A convertible preferred stock	—	30,000
Borrowings under revolving credit agreement	—	10,000
Contributions of non-controlling interest	4	4

Net cash used in financing activities	(6,933)	(4,279)

Net change in cash and cash equivalents	892	(16,047)
Cash, at the beginning of the period	60,132	19,580

Cash, at the end of the period	$61,024	$3,533

	Nine Months Ended September 30,
	2013	2012
Supplemental cash flow information:
Non-Cash Transactions:
Investment in property, plant, equipment, and mine development acquired with debt	$1,465	$1,184
Non-cash portion of land and reserve sale / financing with related party	4,886	5,700

See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries

(formerly Armstrong Land Company, LLC and Subsidiaries)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1. DESCRIPTION OF BUSINESS AND ENTITY STRUCTURE

The accompanying unaudited condensed consolidated financial statements include the accounts of Armstrong Energy, Inc. (formerly Armstrong Land Company, LLC) and its subsidiaries and controlled entities (collectively, the Company or AE). The Company’s primary business is the production of thermal coal from surface and underground mines located in western Kentucky, for sale to utility, industrial and export markets. Intercompany transactions and accounts have been eliminated in consolidation.

The Company’s wholly-owned subsidiary, Elk Creek GP, LLC (ECGP), has an approximate 0.4% ownership in Armstrong Resource Partners, L.P. (ARP). The various limited partners of ARP are related parties, as the entity is majority owned by investment funds managed by Yorktown Partners LLC (Yorktown), which has a majority ownership in the Company. The Company does not consolidate the financial results of ARP and accounts for its ownership in ARP under the equity method.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and U.S. Securities and Exchange Commission (the SEC) regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Balance sheet information presented herein as of December 31, 2012 has been derived from the Company’s audited consolidated balance sheet at that date. Results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of results to be expected for the year ending December 31, 2013. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2012.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Benefit Plans

Effective January 1, 2013, the Company began providing certain health care benefits, including the reimbursement of a portion of out-of-pocket costs associated with insurance coverage, to qualifying salaried and hourly retirees and their dependents. The cost of providing these benefits is determined on an actuarial basis and accrued over the employee’s period of active service.

The Company recognizes the underfunded status of this plan, as determined on an actuarial basis, on the balance sheet and the changes in the funded status are recognized in other comprehensive (loss) income. See Note 12 for additional disclosures relating to these obligations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Newly Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board issued an amendment to the accounting guidance for the reporting of amounts reclassified out of accumulated other comprehensive income (AOCI). The amendment expands the existing disclosure by requiring entities to present information about significant items reclassified out of AOCI by component. In addition, an entity is required to provide information about the effects on net income (loss) of significant amounts reclassified out of each component of AOCI to net income (loss) either on the face of the statement where net income (loss) is presented or as a separate disclosure in the notes of the financial statements. The amendment is effective prospectively for annual or interim reporting periods beginning after December 15, 2012. The adoption of this accounting pronouncement did not have a material impact on our financial statement disclosures. See Note 14 for additional information regarding AOCI.

3. INVENTORIES

Inventories consist of the following amounts:

	September 30, 2013	December 31, 2012
Materials and supplies	$10,134	$8,547
Coal—raw and saleable	3,474	914

Total	$13,608	$9,461

Armstrong Energy, Inc. and Subsidiaries

(formerly Armstrong Land Company, LLC and Subsidiaries)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of the following amounts:

	September 30, 2013	December 31, 2012
Payroll and related benefits	$8,418	$6,494
Taxes other than income taxes	7,009	4,215
Interest	6,862	708
Asset retirement obligations	1,669	523
Royalties	1,480	1,171
Other	1,460	1,373

Total	$26,898	$14,484

5. INVESTMENTS

Survant Mining Company, LLC

On December 29, 2011, the Company formed a joint venture, Survant Mining Company, LLC (Survant), relating to coal reserves near its Parkway mine with a subsidiary of Peabody Energy, Inc. (Peabody). In connection with the joint venture, Peabody agreed to contribute an aggregate of approximately 25 million tons of recoverable coal reserves located in Muhlenberg County, Kentucky, and the Company agreed to contribute certain mining assets to the joint venture. The Company and Peabody also agreed to contribute 51% and 49%, respectively, of the cash sufficient to complete the development of the mine and sufficient for down payments on mining equipment. During 2012, Peabody and the Company each contributed $130 to Survant. The Company has applied the equity method to account for its investment in Survant, as it had the ability to exercise significant influence over the operating and financial policies of the joint venture. In July 2013, the Company and Peabody terminated the joint venture. Concurrent with the termination, the Company agreed to lease from Peabody the coal reserves that Peabody was to contribute to the joint venture.

Ram Terminals, LLC

On June 1, 2011, the Company entered into an agreement to acquire an equity interest in Ram Terminals, LLC (RAM) for $2,470. RAM, whose controlling unitholder is Yorktown, owns approximately 600 acres of Mississippi River front property south of New Orleans and intends to permit, design and construct a seaborne coal export terminal. The Company has the option to make additional contributions to RAM, but it is expected all future expenditures will be funded by Yorktown and its affiliates and therefore the Company’s equity interest will be significantly reduced in the future. As of September 30, 2013, the Company had an equity interest in RAM of approximately 5.0%. Effective January 1, 2012, the Company and RAM entered into a services agreement, whereby the Company will provide administrative and management services to RAM. In consideration for the services provided, RAM paid the Company an immaterial amount for the three and nine months ended September 30, 2013 and 2012, respectively. Because of the Company’s limited influence over the investment and future dilution of ownership interest, the cost method is used to account for this investment. It is not practicable to estimate the fair value of this investment.

6. OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following amounts:

	September 30, 2013	December 31, 2012
Escrows and deposits	$5,647	$4,675
Restricted surety and cash bonds	4,540	4,306
Advanced royalties	3,079	7,684
Deferred financing costs, net	9,259	10,086

Total	$22,525	$26,751

Armstrong Energy, Inc. and Subsidiaries

(formerly Armstrong Land Company, LLC and Subsidiaries)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. RELATED-PARTY TRANSACTIONS

Sale of Coal Reserves

In February 2011, ARP exercised an option to acquire an undivided interest in certain of the land and mineral reserves of the Company in exchange for $5,000 and satisfaction of certain amounts owed to ARP by the Company. ARP acquired a 39.45% undivided interest as a joint tenant in common with the Company in certain of its land and mineral reserves for aggregate consideration totaling approximately $69,491. In addition, the Company entered into lease agreements with ARP pursuant to which ARP granted the Company leases to its 39.45% undivided interest in the mining properties described above, and licenses to mine and sell coal from those properties. The initial term of each such agreement is ten years, and will automatically extend for subsequent one-year terms until all mineable and merchantable coal has been mined from the properties, unless either party elects not to renew or such agreement is terminated. Due to the Company’s continuing involvement in the land and mineral reserves transferred, this transaction has been accounted for as a financing arrangement. A long-term obligation has been established that is being amortized over the anticipated life of the mineral reserves, at an annual rate of 7% of the estimated gross revenue generated from the sale of the coal originating from the leased mineral reserves. Based on the mine plan in effect at the time, the effective interest rate of the obligation was 12.5%. In addition, the Company has agreed to indemnify ARP from and against any and all claims, damages, demands, expenses, fines, liabilities, taxes and any other losses related in any way to the Company’s mining operations on such premises, and to reclaim the surface lands on such premises in accordance with applicable federal, state and local laws.

In addition, the Company entered into a series of lease agreements with certain subsidiaries of ARP, pursuant to which ARP granted the Company a lease to its wholly-owned reserves (Elk Creek Reserves), and licenses to mine coal on that property. The initial term of the agreements is ten years, and they renew for subsequent one-year terms until all mineable and merchantable coal has been mined from the properties, unless either party elects not to renew or it is terminated upon proper notice The Company must pay ARP a production royalty equal to 7% of the sales price of the coal it mines from the properties. The Company paid $12,000 of advance royalties under the lease of the Elk Creek Reserves, which are recoupable against production royalties. As of September 30, 2013 the entire advance royalty has been recouped. At December 31, 2012, unearned advance royalties to be recouped totaled $5,683. Mining of the Elk Creek Reserves began in 2011 and production royalties earned by ARP for the three months ended September 30, 2013 and 2012 were $1,849 and $1,546, respectively, and $5,866 and $3,909 for the nine months ended September 30, 2013 and 2012, respectively.

Effective February 9, 2011, the Company entered into a Royalty Deferment and Option Agreement with certain subsidiaries of ARP, pursuant to which ARP agreed to grant the Company the option to defer payment of their pro rata share of the 7% production royalty earned on the 39.45% undivided interest in mineral reserves acquired. In consideration for the granting of the option to defer these payments, the Company granted to ARP the option to acquire an additional undivided interest in certain of its coal reserves in Muhlenberg and Ohio Counties by engaging in a financing arrangement, under which the Company would satisfy payment of any deferred fees by selling part of its interest in the aforementioned coal reserves at fair market value for such reserves determined at the time of the exercise of such options.

On December 29, 2011, the Company entered into a Membership Interest Purchase Agreement with ARP pursuant to which the Company agreed to sell to ARP, indirectly through contribution of a partial undivided interest in certain land and mineral reserves to a limited liability company and transfer of the Company’s membership interests in such limited liability company, an additional partial undivided interest in reserves controlled by the Company. In exchange for the Company’s agreement to sell a partial undivided interest in those reserves, ARP paid the Company $20,000. In addition to the cash paid, certain amounts due ARP totaling $5,700 were forgiven, which resulted in aggregate consideration of $25,700. This transaction closed on March 30, 2012, whereby the Company transferred an 11.36% undivided interest in certain of its land and mineral reserves to ARP. The newly transferred mineral reserves were leased back to the Company under the agreement entered into in February 2011 at the same terms. In addition, production royalties earned by ARP from the newly transferred mineral reserves are being deferred under the Royalty Deferment and Option Agreement. Due to the Company’s continuing involvement in the mineral reserves, this transaction is accounted for as an additional financing arrangement and an additional long-term obligation to ARP of $25,700 was recognized on March 30, 2012, the date of closing the transaction. The effective interest of the obligation was adjusted to reflect the reserve transfer and the then current mine plan and reduced to 10.67%. The cash proceeds from ARP were used to acquire additional land and mineral reserves from a third party in December 2011, as well as for other working capital needs.

Armstrong Energy, Inc. and Subsidiaries

(formerly Armstrong Land Company, LLC and Subsidiaries)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 21, 2013, the Company agreed to sell an additional 2.59% undivided interest in certain land and mineral reserves to ARP. The percentage interest in the land and mineral reserves sold was based on a fair value determined by a third-party specialist. In exchange for the undivided interest in the land and mineral reserves, ARP forgave amounts owed by the Company totaling $4,886. This transaction closed on April 1, 2013 whereby ARP’s undivided interest in certain of the Company’s land and mineral reserves in Muhlenberg and Ohio Counties increased to 53.4%. In addition, the transferred mineral reserves were leased back to the Company on terms similar to those applicable to the previous transfers. As the Company will have a continuing involvement in the reserves, the transaction is accounted for as a financing arrangement and an additional long-term obligation to ARP of $4,886 was recognized in the second quarter of 2013. As a result of the additional asset transfer, the effective interest rate on the long-term obligation to ARP was adjusted to 10.65%. As of September 30, 2013 and December 31, 2012, the outstanding long-term obligation to ARP totaled $105,503 and $98,388, respectively.

Interest expense recognized for the three months ended September 30, 2013 and 2012 associated with the long-term obligation to ARP was $2,820 and $1,021, respectively, and for the nine months ended September 30, 2013 and 2012 was $8,190 and $5,369, respectively.

Credit Support Fee

ARP was a co-borrower under the Company’s previous senior secured term loan and guarantor on both the previous senior secured term loan and previous senior secured revolving credit facility (collectively, the Senior Secured Credit Facility), and substantially all of its assets were pledged as collateral. ARP received, as compensation for these restrictions, a fee of 1% of the weighted-average outstanding balance under the previous Senior Secured Credit Facility, which totaled $307 and $908 for the three and nine months ended September 30, 2012, respectively. This arrangement ended in December 2012 upon the termination of the Senior Secured Credit Facility.

Short-term Note Receivable

On June 28, 2013, Thoroughbred Resources, LLC (Thoroughbred), an entity wholly-owned by investment funds managed by Yorktown, acquired approximately 65 million tons of fee-owned underground coal reserves and approximately 40 million tons of leased underground coal reserves from Peabody. The acquired coal reserves are located in Muhlenberg and McLean Counties of Kentucky, contiguous to the Company’s reserves. It is anticipated that these reserves will be leased to the Company in exchange for a production royalty.

In connection with Thoroughbred’s acquisition of these coal reserves, the Company loaned Thoroughbred $17,500, which was repaid in July 2013. The proceeds of the loan, which was evidenced by a promissory note, were used by Thoroughbred to make a portion of the down payment to Peabody for the purchase of the coal reserves.

Administrative Services Agreements

Effective as of January 1, 2011, the Company entered into an Administrative Services Agreement with ARP and its general partner, ECGP, pursuant to which the Company agreed to provide ARP with general administrative and management services, including, but not limited to, human resources, information technology, financial and accounting services and legal services. As consideration for the use of the Company’s employees and services, and for certain shared fixed costs, ARP paid the Company $204 and $188 for the three months ended September 30, 2013 and 2012, respectively, and $591 and $563 for the nine months ended September 30, 2013 and 2012, respectively.

Other

In 2006 and 2007, the Company entered into overriding royalty agreements with two key executive employees to compensate them $0.05/ton of coal mined and sold from properties owned by certain subsidiaries of the Company. The agreements remain in effect for the later of 20 years from the date of the agreement or until all salable coal has been extracted. Both royalty agreements transfer with the property regardless of ownership or lease status. The royalties are payable the month following the sale of coal mined from the specified properties. The Company accounts for these royalty arrangements as expense in the period in which the coal is sold.

Armstrong Energy, Inc. and Subsidiaries

(formerly Armstrong Land Company, LLC and Subsidiaries)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Associated royalty expense recorded in the three months ended September 30, 2013 and 2012 was $243 and $142, respectively, and $708 and $577 in the nine months ended September 30, 2013 and 2012, respectively.

8. LONG-TERM DEBT

The Company’s total indebtedness consisted of the following:

Type	September 30, 2013	December 31, 2012
11.75% Senior Secured Notes due 2019	$193,645	$193,152
2012 Credit Facility	—	—
Other	8,940	10,744

	202,585	203,896
Less: current maturities	4,082	3,935

Total long-term debt	$198,503	$199,961

Senior Secured Notes due 2019

On December 21, 2012, the Company completed a $200,000 offering of 11.75% Senior Secured Notes due 2019 (the Notes). The Notes were issued at an original issue discount (OID) of 96.567%. The OID was recorded on the Company’s balance sheet as a component of long-term debt, and is being amortized to interest expense over the life of the Notes. As of September 30, 2013 and December 31, 2012, the unamortized OID was $6,355 and $6,848, respectively. Interest on the Notes is due semiannually on June 15 and December 15 of each year, with the first payment being made on June 15, 2013. The Company used $123,698 of the proceeds from this issuance to prepay and terminate its previous Senior Secured Credit Facility, including accrued and unpaid interest. In addition, the Company used the proceeds to pay fees and expenses of $8,358 related to this transaction. A loss on extinguishment of debt of $3,953 was recorded in the fourth quarter of 2012 in connection with the write-off of unamortized deferred financing fees related to the previous Senior Secured Credit Facility. In the third quarter of 2013, the Company commenced an offer to exchange any and all of its outstanding Notes for new notes. The form and terms of the new notes are substantially the same as the form and terms of the outstanding Notes except that (i) the issuance and sale of the new notes have been registered pursuant to a registration statement under the Securities Act; and (ii) the holders of the new notes will not be entitled to registration rights or the liquidated damages provision of the registration rights agreement, which permits an increase in the interest rate on the outstanding Notes in some circumstances relating to the timing of the exchange offer. The exchange offer is expected to expire in November 2013 and will not affect the Company’s indebtedness outstanding.

2012 Credit Facility

Concurrently with the closing of the Notes offering on December 21, 2012, the Company entered into a new asset based revolving credit facility (the 2012 Credit Facility). The 2012 Credit Facility provides for a five-year $50,000 revolving credit facility that will expire on December 21, 2017. Borrowings under the 2012 Credit Facility may not exceed a borrowing base, as defined within the agreement. In addition, the 2012 Credit Facility includes a $10,000 letter of credit sub-facility and a $5,000 swingline loan sub-facility. As of September 30, 2013 and December 31, 2012, there were no borrowings outstanding under the 2012 Credit Facility and the Company had $21,464 available for borrowing under the facility. The Company incurred $1,198 of deferred financing fees related to the 2012 Credit Facility that have been capitalized and are being amortized to interest expense over the life of the facility.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures the fair value of assets and liabilities using a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: Level 1—observable inputs such as quoted prices in active markets; Level 2—inputs, other than quoted market prices in active markets, which are observable, either directly or indirectly; and Level 3—valuations derived from valuation techniques in which one or more significant inputs are unobservable. In addition, the Company may use various valuation techniques including the market approach, using comparable market prices; the income approach, using present value of future income or cash flow; and the cost approach, using the replacement cost of assets.

Armstrong Energy, Inc. and Subsidiaries

(formerly Armstrong Land Company, LLC and Subsidiaries)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s financial instruments consist of cash equivalents, accounts receivable, long-term debt, and other long-term obligations. For cash equivalents, accounts receivable and other long-term obligations, the carrying amounts approximate fair value due to the short maturity and financial nature of the balances. The estimated fair market values of the Company’s Notes, which was determined using level 2 inputs, and long-term obligation to related party, which was determined using level 3 inputs, are as follows:

	September 30, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
11.75% Senior Secured Notes due 2019(1)	$205,000	$193,645	$191,500	$193,152
Long-term obligation to related party	109,565	105,503	103,506	98,388

Total	$314,565	$299,148	$295,006	$291,540

(1)	The carrying value of the Notes is net of the unamortized OID as of September 30, 2013 and December 31, 2012, respectively.

The fair value of the Notes is based on quoted market prices, while the fair value of the long-term obligation to related party was based on estimated cash flows discounted to their present value.

10. DERIVATIVES

In February 2011, in order to manage the risk associated with changes in interest rates related to the previous senior secured term loan, the Company entered into an interest rate swap agreement that effectively converted a portion of its floating-rate debt to a fixed-rate basis, thereby reducing the impact of interest rate changes on future cash interest payments beginning January 1, 2012. The swap was designated as a cash flow hedge of expected future interest payments and measured at fair value on a recurring basis. In connection with the prepayment and termination of the Senior Secured Credit Facility, the Company terminated the outstanding interest rate swap in December 2012. Accordingly, the Company reclassified $1,409, net of tax of zero, from accumulated other comprehensive income (loss) and recognized a loss on settlement of the interest rate swap in the fourth quarter of 2012. No ineffectiveness was recorded in the consolidated statement of operations during the three and nine months ended September 30, 2012. In addition, during the three and nine months ended September 30, 2012, $203 and $647, respectively, was reclassified from accumulated other comprehensive income (loss) to interest expense related to the effective portion of the interest rate swap.

11. INCOME TAXES

The Company has not recognized certain income tax benefits as it does not believe it is more likely than not it will be able to realize its net deferred tax assets. The Company has therefore established a valuation allowance against its net deferred tax assets as of September 30, 2013 and December 31, 2012. Based on the anticipated reversals of its deferred tax assets and deferred tax liabilities, the Company has concluded a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.

12. EMPLOYEE BENEFIT PLANS

Effective January 1, 2013, the Company began providing certain health care benefits, including the reimbursement of a portion of out-of-pocket costs associated with insurance coverage, to qualifying salaried and hourly retirees and their dependents. Plan coverage for reimbursements will be provided to future hourly and salaried retirees in accordance with the plan document. As of the effective date, the Company recognized a liability totaling $907 associated with the benefits earned by qualified employees prior to January 1, 2013. The Company’s funding policy with respect to the plan is to fund the cost of all postretirement benefits as they are paid.

Net periodic postretirement benefit cost included the following components:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Service cost for benefits earned	$282	$846
Interest cost on accumulated postretirement benefit obligation	9	27
Amortization of prior service cost	25	74

Net periodic postretirement cost	$316	$947

Armstrong Energy, Inc. and Subsidiaries

(formerly Armstrong Land Company, LLC and Subsidiaries)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. PREFERRED STOCK

On January 13, 2012, the Company sold 300,000 shares of newly-created Series A convertible preferred stock to certain investment funds managed by Yorktown pursuant to a certificate of designation for net cash consideration totaling $30,000. The proceeds of the sale were used to repay a portion of the outstanding borrowings under the Senior Secured Credit Facility and for general corporate purposes. In December 2012, the Company entered into a Share Conversion Agreement with Yorktown, whereby all of the outstanding shares of Series A convertible preferred stock converted into an aggregate of 2,775,000 shares of common stock of the Company. The fair value of the Company’s common stock on the date of conversion, based on a third-party valuation, was $12.11 per share.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2013 consisted of the following:

Postretirement Benefit Plan
Balance as of December 31, 2012	$—
Other comprehensive loss before reclassifications	(907)
Amounts reclassified from accumulated other comprehensive income (loss)	74

Net current-period other comprehensive loss	(833)

Balance as of September 30, 2013	$(833)

Armstrong Energy, Inc. and Subsidiaries

(formerly Armstrong Land Company, LLC and Subsidiaries)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2013 and 2012:

Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income (Loss) Is Presented	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended September 30,
		2013	2012
Loss on cash flow hedge
—Interest rate swap	Interest expense	$—	$(203)
Amortization of postretirement benefit plan items
—Prior service cost	(a)	(25)	—

		(25)	(203)
Income taxes		—	—

Total reclassifications		$(25)	$(203)

Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income (Loss) Is Presented	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) For the Nine Months Ended September 30,
		2013	2012
Loss on cash flow hedge
—Interest rate swap	Interest expense	$—	$(647)
Amortization of postretirement benefit plan items
—Prior service cost	(a)	(74)	—

		(74)	(647)
Income taxes		—	—

Total reclassifications		$(74)	$(647)

(a)	This component of accumulated other comprehensive income (loss) is included in the computation of net period postretirement cost. See Note 12.

15. COMMITMENTS AND CONTINGENCIES

The Company is subject to various market, operational, financial, regulatory, and legislative risks. Numerous federal, state, and local governmental permits and approvals are required for mining operations. Federal and state regulations require regular monitoring of mines and other facilities to document compliance. Monetary penalties of $1,043 and $976 related to Mine Safety and Health Administration (MSHA) fines were accrued as of September 30, 2013 and December 31, 2012, respectively.

Periodically, there may be various claims and legal proceedings against the Company arising from the normal course of business. The Company is also involved in litigation matters arising in the ordinary course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s consolidated cash flows, results of operations or financial condition.

Coal Sales Contracts

The Company has historically sold the majority of its coal under multi-year supply agreements of varying duration. These contracts typically have specific and possibly different volume and pricing arrangements for each year of the agreement, which allows customers to secure a supply for their future needs and provides the Company with greater predictability of sales volume and sales prices. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer or the Company. The remaining terms of the Company’s multi-year coal supply agreements range from one to six years.

Armstrong Energy, Inc. and Subsidiaries

(formerly Armstrong Land Company, LLC and Subsidiaries)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Governmental Impositions

In August 2013, the Company entered into a settlement agreement with one of its customers regarding a governmental imposition claim associated with the additional mining costs related to constructing the MSHA mandated safety bench at the Equality Boot mine in November 2011. The terms of the settlement include a price adjustment of $0.87 per ton for tons shipped from the Equality Boot mine subsequent to November 2011 on certain contracts with the customer. For coal shipments made between November 2011 and June 2013, a lump sum payment of approximately $2,500 was received by the Company in August 2013. The proceeds from the settlement were recognized as additional revenue in the three and nine months ended September 30, 2013.

16. Supplemental Guarantor/Non-Guarantor Financial Information

In accordance with the indentures governing the Notes, certain wholly-owned subsidiaries of the Company have fully and unconditionally guaranteed the Notes, on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to the holders of the Notes. The following historical financial statement information is provided for the Guarantor Subsidiaries. The non-guarantor subsidiaries are considered to be “minor” as the term is defined in Rule 3-10 of Regulation S-X promulgated by the SEC and the financial position, results of operations, and cash flows are, therefore, included in the condensed financial data of the guarantor subsidiaries.

Armstrong Energy, Inc. and Subsidiaries

(formerly Armstrong Land Company, LLC and Subsidiaries)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Condensed Consolidating Balance Sheets

	September 30, 2013
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$61,024	$—	$61,024
Accounts receivable	—	27,323	—	27,323
Inventories	—	13,608	—	13,608
Prepaid and other assets	155	2,350	—	2,505
Deferred income taxes	1,010	—	—	1,010

Total current assets	1,165	104,305	—	105,470
Property, plant, equipment, and mine development, net	15,283	418,778	—	434,061
Investments	—	3,216	—	3,216
Investments in subsidiaries	199,287	—	(199,287)	—
Intercompany receivables	139,481	(139,481)	—	—
Intangible assets, net	—	151	—	151
Other non-current assets	9,995	12,530	—	22,525

Total assets	$365,211	$399,499	$(199,287)	$565,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100	$33,995	$—	$34,095
Accrued liabilities and other	9,084	17,814	—	26,898
Current portion of capital lease obligations	—	2,940	—	2,940
Current maturities of long-term debt	—	4,082	—	4,082

Total current liabilities	9,184	58,831	—	68,015
Long-term debt, less current maturities	193,645	4,858	—	198,503
Long-term obligation to related party	—	105,503	—	105,503
Related party payables, net	(1,982)	7,764	—	5,782
Asset retirement obligations	—	17,969	—	17,969
Long-term portion of capital lease obligations	—	2,686	—	2,686
Deferred income taxes	1,010	—	—	1,010
Other non-current liabilities	68	2,578	—	2,646

Total liabilities	201,925	200,189	—	402,114
Stockholders’ equity:
Armstrong Energy, Inc.’s equity	163,286	199,287	(199,287)	163,286
Non-controlling interest	—	23	—	23

Total stockholders’ equity	163,286	199,310	(199,287)	163,309

Total liabilities and stockholders’ equity	$365,211	$399,499	$(199,287)	$565,423

Armstrong Energy, Inc. and Subsidiaries

(formerly Armstrong Land Company, LLC and Subsidiaries)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2012
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$75	$60,057	$—	$60,132
Accounts receivable	—	24,138	—	24,138
Inventories	—	9,461	—	9,461
Prepaid and other assets	288	3,434	—	3,722
Deferred income taxes	984	—	—	984

Total current assets	1,347	97,090	—	98,437
Property, plant, equipment, and mine development, net	14,848	416,377	—	431,225
Investments	—	3,323	—	3,323
Investments in subsidiaries	195,625	—	(195,625)	—
Intercompany receivables	154,132	(154,132)	—	—
Intangible assets, net	—	573	—	573
Other non-current assets	10,821	15,930	—	26,751

Total assets	$376,773	$379,161	$(195,625)	$560,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63	$26,839	$—	$26,902
Accrued liabilities and other	1,274	13,210	—	14,484
Current portion of capital lease obligations	—	4,243	—	4,243
Current maturities of long-term debt	—	3,935	—	3,935

Total current liabilities	1,337	48,227	—	49,564
Long-term debt, less current maturities	193,152	6,809	—	199,961
Long-term obligation to related party	—	98,388	—	98,388
Related party payables, net	(1,343)	6,229	—	4,886
Asset retirement obligations	—	17,962	—	17,962
Long-term portion of capital lease obligations	—	5,474	—	5,474
Deferred income taxes	984	—	—	984
Other non-current liabilities	—	428	—	428

Total liabilities	194,130	183,517	—	377,647
Stockholders’ equity:
Armstrong Energy, Inc.’s equity	182,643	195,625	(195,625)	182,643
Non-controlling interest	—	19	—	19

Total stockholders’ equity	182,643	195,644	(195,625)	182,662

Total liabilities and stockholders’ equity	$376,773	$379,161	$(195,625)	$560,309

Armstrong Energy, Inc. and Subsidiaries

(formerly Armstrong Land Company, LLC and Subsidiaries)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2013
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$108,236	$—	$108,236
Costs and Expenses:
Operating costs and expenses	—	78,955	—	78,955
Production royalty to related party	—	2,485	—	2,485
Depreciation, depletion, and amortization	460	9,798	—	10,258
Asset retirement obligation expenses	—	595	—	595
General and administrative costs	1,343	4,491		5,834
Selling and other related costs	—	8,863	—	8,863

Operating (loss) income	(1,803)	3,049	—	1,246
Other income (expense):
Interest expense, net	(6,155)	(3,015)	—	(9,170)
Other, net	—	73	—	73
Income from investment in subsidiaries	107	—	(107)	—

(Loss) income before income taxes	(7,851)	107	(107)	(7,851)
Income tax provision	—	—	—	—

Net (loss) income	(7,851)	107	(107)	(7,851)
Income attributable to non-controlling interests	—	—	—	—

Net (loss) income attributable to common stockholders	$(7,851)	$107	$(107)	$(7,851)

	Three Months Ended September 30, 2012
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$94,677	$—	$94,677
Costs and Expenses:
Operating costs and expenses	—	71,617	—	71,617
Production royalty to related party	—	1,546	—	1,546
Depreciation, depletion, and amortization	277	8,158	—	8,435
Asset retirement obligation expenses	—	929	—	929
General and administrative costs	819	4,934	—	5,753
Selling and other related costs	—	6,931	—	6,931

Operating (loss) income	(1,096)	562	—	(534)
Other income (expense):
Interest expense, net	(347)	(4,601)	—	(4,948)
Other, net	(41)	203	—	162
Income from investment in subsidiaries	(3,836)	—	3,836	—

Loss before income taxes	(5,320)	(3,836)	3,836	(5,320)
Income tax provision	—	—	—	—

Net loss	(5,320)	(3,836)	3,836	(5,320)
Income attributable to non-controlling interests	—	—	—	—

Net loss attributable to common stockholders	$(5,320)	$(3,836)	$3,836	$(5,320)

Armstrong Energy, Inc. and Subsidiaries

(formerly Armstrong Land Company, LLC and Subsidiaries)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2013
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$310,702	$—	$310,702
Costs and Expenses:
Operating costs and expenses	—	225,561	—	225,561
Production royalty to related party	—	6,502	—	6,502
Depreciation, depletion, and amortization	1,283	26,740	—	28,023
Asset retirement obligation expenses	—	1,760	—	1,760
General and administrative costs	3,800	13,350	—	17,150
Selling and other related costs	—	24,522	—	24,522

Operating (loss) income	(5,083)	12,267	—	7,184
Other income (expense):
Interest expense, net	(17,456)	(8,926)	—	(26,382)
Other, net	—	318	—	318
Income from investment in subsidiaries	3,659	—	(3,659)	—

(Loss) Income before income taxes	(18,880)	3,659	(3,659)	(18,880)
Income tax provision	—	—	—	—

Net (loss) income	(18,880)	3,659	(3,659)	(18,880)
Income attributable to non-controlling interests	—	—	—	—

Net (loss) income attributable to common stockholders	$(18,880)	$3,659	$(3,659)	$(18,880)

	Nine Months Ended September 30, 2012
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$287,850	$—	$287,850
Costs and Expenses:
Operating costs and expenses	—	209,411	—	209,411
Production royalty to related party	—	3,909	—	3,909
Depreciation, depletion, and amortization	661	23,893	—	24,554
Asset retirement obligation expenses	—	3,069	—	3,069
General and administrative costs	3,362	13,046		16,408
Selling and other related costs	—	21,600	—	21,600

Operating (loss) income	(4,023)	12,922	—	8,899
Other income (expense):
Interest expense, net	(600)	(13,364)	—	(13,964)
Other, net	(82)	603	—	521
Income from investment in subsidiaries	161	—	(161)	—

(Loss) Income before income taxes	(4,544)	161	(161)	(4,544)
Income tax provision	—	—	—	—

Net (loss) income	(4,544)	161	(161)	(4,544)
Income attributable to non-controlling interests	—	—	—	—

Net (loss) income attributable to common stockholders	$(4,544)	$161	$(161)	$(4,544)

Armstrong Energy, Inc. and Subsidiaries

(formerly Armstrong Land Company, LLC and Subsidiaries)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended September 30, 2013
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(7,851)	$107	$(107)	$(7,851)
Other comprehensive income:
Postretirement benefit plan	—	25	—	25

Other comprehensive income	—	25	—	25

Comprehensive (loss) income	(7,851)	132	(107)	(7,826)
Less: Comprehensive income (loss) attributable to non-controlling interests	—	—	—	—

Comprehensive (loss) income attributable to common stockholders	$(7,851)	$132	$(107)	$(7,826)

	Three Months Ended September 30, 2012
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(5,320)	$(3,836)	$3,836	$(5,320)
Other comprehensive income (loss):
Unrealized loss on derivatives arising during the period, net of tax of zero	(68)	—	—	(68)
Less: Reclassification adjustments for loss on derivatives included in net loss, net of tax of zero	(203)	—	—	(203)

Other comprehensive income (loss)	135	—	—	135

Comprehensive loss	(5,185)	(3,836)	3,836	(5,185)
Less: Comprehensive income (loss) attributable to non-controlling interests	—	—	—	—

Comprehensive loss attributable to common stockholders	$(5,185)	$(3,836)	$3,836	$(5,185)

	Nine Months Ended September 30, 2013
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(18,880)	$3,659	$(3,659)	$(18,880)
Other comprehensive loss:
Postretirement benefit plan	—	(833)	—	(833)

Other comprehensive loss	—	(833)	—	(833)

Comprehensive (loss) income	(18,880)	2,826	(3,659)	(19,713)
Less: Comprehensive income (loss) attributable to non-controlling interests	—	—	—	—

Comprehensive (loss) income attributable to common stockholders	$(18,880)	$2,826	$(3,659)	$(19,713)

Armstrong Energy, Inc. and Subsidiaries

(formerly Armstrong Land Company, LLC and Subsidiaries)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2012
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(4,544)	$161	$(161)	$(4,544)
Other comprehensive income (loss):
Unrealized loss on derivatives arising during the period, net of tax of zero	(300)	—	—	(300)
Less: Reclassification adjustments for loss on derivatives included in net loss, net of tax of zero	(647)	—	—	(647)

Other comprehensive income (loss)	347	—	—	347

Comprehensive (loss) income	(4,197)	161	(161)	(4,197)
Less: Comprehensive income (loss) attributable to non-controlling interests	—	—	—	—

Comprehensive (loss) income attributable to common stockholders	$(4,197)	$161	$(161)	$(4,197)

Supplemental Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2013
	Parent / Issuer	Guarantor Subsidiaries	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities:	$(12,980)	$50,904	$37,924
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(1,718)	(28,636)	(30,354)
Proceeds from disposal of fixed assets	—	255	255

Net cash used in investing activities	(1,718)	(28,381)	(30,099)
Cash Flows from Financing Activities:
Payment on capital lease obligations	—	(3,639)	(3,639)
Payment of long-term debt	—	(3,269)	(3,269)
Payment of financing costs and fees	(29)	—	(29)
Transactions with affiliates, net	14,652	(14,652)	—
Contributions of noncontrolling interest	—	4	4

Net cash provided by (used in) financing activities	14,623	(21,556)	(6,933)

Net change in cash and cash equivalents	(75)	967	892
Cash, at the beginning of the period	75	60,057	60,132

Cash, at the end of the period	$—	$61,024	$61,024

Armstrong Energy, Inc. and Subsidiaries

(formerly Armstrong Land Company, LLC and Subsidiaries)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2012
	Parent / Issuer	Guarantor Subsidiaries	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities:	$(5,939)	$32,873	$26,934
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(11,154)	(27,418)	(38,572)
Investment in affiliate	—	(130)	(130)

Net cash used in investing activities	(11,154)	(27,548)	(38,702)
Cash Flows from Financing Activities:
Payment on capital lease obligations	—	(3,245)	(3,245)
Payment of long-term debt	—	(40,295)	(40,295)
Payment of financing costs and fees	(743)	—	(743)
Proceeds from the issuance of Series A convertible preferred stock	30,000	—	30,000
Borrowings under revolving credit agreement	—	10,000	10,000
Contributions of non-controlling interest	—	4	4
Transactions with affiliates, net	(12,229)	12,229	—

Net cash provided by (used in) financing activities	17,028	(21,307)	(4,279)

Net change in cash and cash equivalents	(65)	(15,982)	(16,047)
Cash, at the beginning of the period	299	19,281	19,580

Cash, at the end of the period	$234	$3,299	$3,533

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our final prospectus filed with the Securities and Exchange Commission (the SEC) on October 15, 2013.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Various statements contained in this quarterly report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this quarterly report speak only as of the date of this quarterly report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

•	market demand for coal and electricity;

•	geologic conditions, weather and other inherent risks of coal mining that are beyond our control;

•	competition within our industry and with producers of competing energy sources;

•	excess production and production capacity;

•	our ability to acquire or develop coal reserves in an economically feasible manner;

•	inaccuracies in our estimates of our coal reserves;

•	availability and price of mining and other industrial supplies, including steel-based supplies, diesel fuel, rubber tires and explosives;

•	the continued weakness in global economic conditions or in any industry in which our customers operate, or sustained uncertainty in financial markets, which may cause conditions we cannot predict;

•	the disruption of rail, barge and other systems that deliver our coal;

•	coal users switching to other fuels in order to comply with various environmental standards related to coal combustion;

•	volatility in the capital and credit markets;

•	availability of skilled employees and other workforce factors;

•	disruptions in the quantities of coal produced at our operations as a consequence of weather or equipment or mine failures;

•	our ability to collect payments from our customers;

•	defects in title or the loss of a leasehold interest;

•	railroad, barge, truck and other transportation performance and costs;

•	our ability to secure new coal supply arrangements or to renew existing coal supply arrangements;

•	our relationships with, and other conditions affecting, our customers;

•	the deferral of contracted shipments of coal by our customers;

•	our ability to service our outstanding indebtedness;

•	our ability to comply with the restrictions imposed by our revolving credit facility, the indenture governing our notes and other financing arrangements;

•	the availability and cost of surety bonds;

•	terrorist attacks, military action or war;

•	our ability to obtain and renew various permits, including permits authorizing the disposition of certain mining waste;

•	existing and future legislation and regulations affecting both our coal mining operations and our customers’ coal usage, governmental policies and taxes, including those aimed at reducing emissions of elements such as mercury, sulfur dioxide, nitrogen oxides, toxic gases, such as hydrogen chloride, particulate matter or greenhouse gases;

•	the accuracy of our estimates of reclamation and other mine closure obligations;

•	customers’ ability to meet existing or new regulatory requirements and associated costs, including disposal of coal combustion waste material;

•	our ability to attract and retain key management personnel; and

•	efforts to organize our workforce for representation under a collective bargaining agreement.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other SEC filings, including the more detailed discussion of these factors and other factors that could affect our results included in “Risk Factors” in our final prospectus filed with the SEC on October 15, 2013.

Overview

Armstrong Energy, Inc. (together with its subsidiaries, we or the Company) is a diversified producer of low chlorine, high sulfur thermal coal from the Illinois Basin, with both surface and underground mines. We market our coal primarily to proximate and investment grade electric utility companies as fuel for their steam-powered generators. Based on 2012 production, we are the fifth largest producer in the Illinois Basin and the second largest in Western Kentucky. We were formed in 2006 to acquire and develop a large coal reserve holding. We commenced production in the second quarter of 2008 and currently operate seven mines, including four surface and three underground, and are seeking permits for three additional mines. We control approximately 322 million tons of proven and probable coal reserves. Our reserves and operations are located in the Western Kentucky counties of Ohio, Muhlenberg, Union and Webster. We also own and operate three coal processing plants, which support our mining operations. From our reserves, we mine coal from multiple seams that, in combination with our coal processing facilities, enhance our ability to meet customer requirements for blends of coal with different characteristics. The locations of our coal reserves and operations, adjacent to the Green River, together with our river dock coal handling and rail loadout facilities, allow us to optimize our coal blending and handling, and provide our customers with rail, barge and truck transportation options.

We market our coal primarily to large utilities with coal-fired, base-load, scrubbed power plants under multi-year coal supply agreements. Our multi-year coal supply agreements usually have specific and possibly different volume and pricing arrangements for each year of the agreement. These agreements allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices. At September 30, 2013, we had multi-year coal supply agreements with nine customers for terms ranging from one to six years. We are contractually committed to sell 9.2 million tons of coal in 2013 and 8.4 million tons of coal in 2014.

Our principal expenses related to the production of coal are labor and benefits, equipment, materials and supplies (explosives, diesel fuel and electricity), maintenance, royalties and excise taxes. Unlike some of our competitors, we employ a completely non-union workforce. Many of the benefits of our non-union workforce are related to higher productivity and are not necessarily reflected in our direct costs. In addition, while we typically do not pay our customers’ transportation costs, they may be substantial and are often the determining factor in a coal consumer’s contracting decision. The location of our coal reserves and operations, adjacent to the Green and Ohio Rivers, together with our river dock coal handling and rail loadout facilities, allow us to optimize our coal blending and handling and provide our customers with rail, barge and truck transportation options.

Recent Developments

In August 2013, we entered into a settlement agreement with one of our customers regarding a governmental imposition claim associated with the additional mining costs incurred from constructing the MSHA mandated safety bench at the Equality Boot mine in November 2011. The terms of the settlement include a price adjustment of $0.87 per ton for tons shipped from the Equality Boot mine subsequent to November 2011 on certain contracts with the customer. For coal shipments made between November 2011 and June 2013, a lump sum payment of approximately $2.5 million was received by us in August 2013. The proceeds from the settlement were recognized as additional revenue in the three and nine months ended September 30, 2013.

Results of Operations

Non-GAAP Financial Information

Adjusted EBITDA, as presented in this Quarterly Report on Form 10-Q, is a supplemental measure of our performance that is not required by, or presented in accordance with, accounting principles generally accepted in the United States (“GAAP”). It is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as measures of our liquidity.

We define “Adjusted EBITDA” as net income (loss) before deducting net interest expense, income taxes, depreciation, depletion and amortization, non-cash production royalty for related party, loss on settlement of interest rate swap, loss on deferment of equity offering, gain on settlement of asset retirement obligations, noncash stock compensation expense, non-cash charges related to non-recourse notes, gain on deconsolidation, and (gain) loss on extinguishment of debt. We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate Adjusted EBITDA in the same manner. We present Adjusted EBITDA because we consider it an important supplemental measure of our performance and believe it is useful to an investor in evaluating our company. We also include a quantitative reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net income (loss), in the sections that follow.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Overview

We reported revenue of $108.2 million for the three months ended September 30, 2013, compared to $94.7 million for the three months ended September 30, 2012. Coal sales increased 0.3 million tons to 2.4 million tons in the third quarter of 2013, as compared to the same period of the prior year. Our average sales price per ton in the three months ended September 30, 2013 totaled $44.63 per ton, as compared to $45.61 for the same period of the prior year. Our net loss and Adjusted EBITDA for the third quarter of 2013 was $7.9 million and $14.1 million, respectively, as compared to net loss and Adjusted EBITDA for the third quarter of 2012 of $5.3 million and $10.7 million, respectively.

Coal Production and Sales Volume

Our tons of coal produced increased to 2.4 million tons during the three months ended September 30, 2013 from 2.1 million tons in the same period of 2012. This increase is primarily attributable to increased production at the Lewis Creek underground mine, which completed development in mid-2013, and the Kronos underground mine, which experienced improved operating efficiencies in the current year, partially offset by a decline in production at the Midway surface mine in the current year due to poor geological conditions. During the three months ended September 30, 2013 and 2012, we sold 2.4 million tons and 2.1 million tons, respectively.

Average Sales Price Per Ton

Our average sales price per ton decreased to $44.63 during the third quarter of 2013 from $45.61 in the third quarter of 2012. This per ton decrease is primarily due to a less favorable customer mix as current year shipments contained a greater percentage of lower priced contract tons, as compared to the prior year. This decline was partially offset by the impact of a settlement agreement entered into with one of our customers regarding a governmental imposition claim, which positively impacted revenue by approximately $2.5 million during the third quarter of 2013.

Revenue

Our coal sales revenue for the three months ended September 30, 2013 increased by $13.6 million, or 14.3%, to $108.2 million, as compared to the three months ended September 30, 2012. This increase is primarily attributable to a favorable volume variance of approximately $16.0 million due to the increase of 0.3 million tons sold in the current year, partially offset by an unfavorable price variance of $2.4 million year-over-year, as discussed above. In addition, positively impacting revenue for the three months ended September 30, 2013 was the settlement of a governmental imposition claim, which increased revenue by approximately $2.5 million during the period.

Cost of Coal Sales

Cost of coal sales increased 10.2% to $79.0 million in the three months ended September 30, 2013, from $71.6 million in the same period of 2012. On a per ton basis, our cost of coal sales decreased during the three months ended September 30, 2013, compared to the same period of 2012, from $34.50 per ton to $32.55 per ton. This decrease is due to continued favorable mining conditions encountered at the Kronos underground mine, partially offset by lower productivity at the Midway surface mine driven by poor geological conditions.

Production Royalties to Related Parties

Production royalties to related party increased $1.0 million to $2.5 million for the three months ended September 30, 2013, as compared to $1.5 million in the same period of 2012. The increase relates to production royalties earned by our affiliate, Armstrong Resource Partners, L.P. (ARP), being higher as a result of increased production at the Kronos underground mine in the current year.

Depreciation, Depletion and Amortization

Depreciation, depletion, and amortization (DD&A) expenses increased by $1.8 million, or 21.6%, during the three months ended September 30, 2013 to $10.3 million, as compared to the same period of 2012. The increase is primarily due to an increase in depreciation of machinery and equipment as we continued to expand our operations in 2012 and 2013 with the completion of the development of the Kronos and Lewis Creek underground mines. In addition, depletion and amortization expenses were slightly higher as a result of the higher production in 2013.

Asset Retirement Obligation Expense

Asset retirement obligation expense decreased by $0.3 million to $0.6 million in the three months ended September 30, 2013, as compared to the same period of 2012. The decrease is primarily attributable to changes in asset retirement cost estimates based on revisions to reserve valuations and useful lives.

General and Administrative Expenses

General and administrative (G&A) expenses were $5.8 million for the three months ended September 30, 2013, which was $0.1 million, or 1.4%, higher than the three months ended September 30, 2012. The increase in the three months ended September 30, 2013, as compared to the same period of 2012, is due primarily to higher compensation and related benefits due to annual compensation increases. On a per ton basis for the three months ended September 30, 2013, G&A expenses were $2.41, compared to $2.77 for the three months ended September 30, 2012.

Selling and Other Related Expenses

Selling and other related expenses were $8.9 million for the three months ended September 30, 2013, which was $1.9 million, or 27.9%, higher than the three months ended September 30, 2012. The increase is related directly to the 14.3% increase in total sales in the current quarter, as compared to the same period in 2012. On a per ton basis for the three months ended September 30, 2013, selling and other related expenses were $3.65, compared to $3.34 for the three months ended September 30, 2012.

Interest Expense, Net

Interest expense, net is derived from the following components:

	Three Months Ended September 30,
	2013	2012
11.75% Senior Secured Notes due 2019	$5,875	$—
Senior Secured Credit Facility	—	1,497
Long-term obligation to related party	2,820	2,445
Other, net	475	1,006

Total	$9,170	$4,948

Interest expense, net was $9.2 million for the three months ended September 30, 2013, as compared to $4.9 million for the three months ended September 30, 2012. The increase is principally attributable to a higher average interest rate in the current year due to the $200.0 million aggregate principal amount of 11.75% Senior Secured Notes due 2019 (the Notes) entered into in December 2012. We also have higher average borrowings in the current year, as compared to the same period of 2012, due to the incremental increase in borrowings from completing the Notes offering in December 2012 and the repayment of the then outstanding senior secured credit facility. In addition, the closing of the reserve transfers to ARP in March 2012 and April 2013 increased the principal balance of the long-term obligation to related party by $25.7 million and $4.9 million, respectively.

Net Loss

Net loss for the three months ended September 30, 2013 was $7.9 million, as compared to $5.3 million for the same period of 2012. The increase in net loss is largely due to the increase in interest expense from higher average borrowings and an increase in the average interest rate in the current year, as well as higher operating costs year-over-year, partially offset by the favorable volume variance from selling 0.3 million tons more in the three months ended September 30, 2013, as compared the same period of 2012.

Adjusted EBITDA

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable GAAP measure:

	Three Months Ended September 30,
	2013	2012
Net loss	$(7,851)	$(5,320)
Income tax provision	—	—
Depreciation, depletion, and amortization	10,853	9,364
Non-cash production royalty to related party	1,849	1,546
Interest expense, net	9,170	4,948
Non-cash stock compensation expense	66	168

Adjusted EBITDA	$14,087	$10,706

Our Adjusted EBITDA for the three months ended September 30, 2013 was $14.1 million, or $5.81 per ton, as compared to $10.7 million, or $5.16 per ton, for the three months ended September 30, 2012. The increase resulted primarily from improved operating income as a result of selling 0.3 million tons more in the three months ended September 30, 2013, as compared to the same period of 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Overview

We reported revenue of $310.7 million for the nine months ended September 30, 2013, compared to $287.9 million for the nine months ended September 30, 2012. Coal sales increased 8.5% to 6.9 million tons in the nine months ended September 30, 2013, compared to 6.3 million tons in the same period of the prior year. Our average sales price per ton in the nine months ended September 30, 2013 totaled $45.16 per ton, as compared to $45.41 for the same period of the prior year. Our net loss and Adjusted EBITDA for the nine months ended September 30, 2013 was $18.9 million and $43.4 million, respectively, as compared to net loss and Adjusted EBITDA for the nine months ended September 30, 2012 of $4.5 million and $41.5 million, respectively.

Coal Production and Sales Volume

Our tons of coal produced increased to 7.1 million tons in the nine months ended September 30, 2013 from 6.6 million tons in the same period of 2012. This increase is primarily attributable to increased production at the Kronos underground mine, which completed development early in 2012, and at the Lewis Creek underground mine, which completed development in mid-2013, partially offset by a decline in production at the Midway surface mine in the current year due to a change in the mine plan. For the nine months ended September 30, 2013 and 2012, we sold 6.9 million tons and 6.3 million tons, respectively.

Average Sales Price Per Ton

Our average sales price per ton decreased to $45.16 for the nine months ended September 30, 2013 from $45.41 for the same period of 2012. This slight per ton decrease is due to unfavorable customer mix, partially offset by annual price increases on our multi-year coal supply agreements and the settlement of the governmental imposition claim in August 2013, which positively impacted revenue by $2.5 million in the current year.

Revenue

Our coal sales revenue for the nine months ended September 30, 2013 increased by $22.9 million, or 7.9%, to $310.7 million, as compared to the nine months ended September 30, 2012. This increase is primarily attributable to a favorable volume variance of approximately $24.6 million due to the sale of 0.6 million additional tons in the current year from increased production at our Kronos underground mine in 2013, as compared to 2012, partially offset by a decline in production at the Midway surface mine due to poor geological conditions in the current year. In addition, the settlement of a governmental imposition claim positively impacted revenue for the nine months ended September 30, 2013 by approximately $2.5 million. Negatively impacting revenue for the nine months ended September 30, 2013, as compared to the same period of 2012, was an unfavorable price variance of $1.7 million, as discussed above.

Cost of Coal Sales

Cost of coal sales increased 7.7% to $225.6 million in the nine months ended September 30, 2013, from $209.4 million in the same period of 2012. This increase was primarily attributable to the 0.6 million increase in tons sold in the nine months ended September 30, 2013, as compared to the same period of 2012. On a per ton basis, our cost of coal sales decreased during the nine months ended September 30, 2013, compared to the same period of 2012, from $33.04 per ton to $32.79 per ton. This decrease is due to efficiencies gained in the current year at the Kronos underground mine due to the lack of restrictions on the depth of advancement that can be made at the mine and favorable mining conditions at our Equality Boot mine in 2013, partially offset by less favorable mining conditions at our Midway surface and Lewis Creek underground mines in 2013.

Production Royalties to Related Party

Production royalties to related party increased $2.6 million to $6.5 million for the nine months ended September 30, 2013, as compared to $3.9 million in the same period of 2012. The increase in production royalties earned by ARP is due to the increased production levels at the Kronos underground mine during the nine months ended September 30, 2013.

Depreciation, Depletion and Amortization

DD&A expenses increased by $3.5 million, or 14.1%, during the nine months ended September 30, 2013 to $28.0 million, as compared to the same period of 2012. The increase is primarily due to an increase in depreciation of machinery and equipment as we continued to expand our operations in 2012 and 2013 with the completion of the development of the Kronos and Lewis Creek underground mines. In addition, depletion and amortization expenses were slightly higher as a result of the higher production in 2013.

Asset Retirement Obligation Expense

Asset retirement obligation expense decreased by $1.3 million to $1.8 million in the nine months ended September 30, 2013, as compared to the same period of 2012. The decrease is primarily attributable to changes in asset retirement cost estimates based on revisions to reserve valuations and useful lives.

General and Administrative Expenses

G&A expenses were $17.2 million for the nine months ended September 30, 2013, which was $0.7 million, or 4.5%, higher than the nine months ended September 30, 2012. The increase is primarily due to higher expense for compensation and related benefits expense in the current year, partially offset by lower information technology related expenses. On a per ton basis for the nine months ended September 30, 2013, G&A expenses were $2.49, compared to $2.59 for the nine months ended September 30, 2012.

Selling and Other Related Expenses

Selling and other related expenses were $24.5 million for the nine months ended September 30, 2013, which was $2.9 million, or 13.5%, higher than the nine months ended September 30, 2012. The increase is related directly to the 7.9% increase in total sales in the current year, as compared to the same period in 2012. On a per ton basis for the nine months ended September 30, 2013, selling and other related expenses were $3.56, compared to $3.41 for the nine months ended September 30, 2012.

Interest Expense, Net

Interest expense, net is derived from the following components:

	Nine Months Ended September 30,
	2013	2012
11.75% Senior Secured Notes due 2019	$17,625	$—
Senior Secured Credit Facility	—	4,681
Long-term obligation to related party	8,190	6,793
Other, net	567	2,490

Total	$26,382	$13,964

Interest expense, net was $26.4 million for the nine months ended September 30, 2013, as compared to $14.0 million for the nine months ended September 30, 2012. The increase is principally attributable to a higher average interest rate in the current year due to the Notes, which were entered into in December 2012. We also have higher average borrowings in the current year, as compared to 2012, due to the incremental increase in borrowings from completing the Notes offering and the repayment of the then outstanding senior secured credit facility. In addition, the closing of the reserve transfers to ARP in March 2012 and April 2013 increased the principal balance of the long-term obligation to related party by $25.7 million and $4.9 million, respectively.

Net Loss

Net loss for the nine months ended September 30, 2013 was $18.9 million, as compared to $4.5 million for the same period of 2012. The increase is largely due to the increase in interest expense from higher average borrowings and an increase in the average interest rate in the current year, as well as higher operating costs, G&A expenses and selling and other related expenses year-over-year, partially offset by the impact of a favorable volume variance in the current year.

Adjusted EBITDA

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable GAAP measure:

	Nine Months Ended September 30,
	2013	2012
Net loss	$(18,880)	$(4,544)
Income tax provision	—	—
Depreciation, depletion, and amortization	29,783	27,623
Non-cash production royalty to related party	5,866	3,909
Interest expense, net	26,382	13,964
Non-cash stock compensation expense	356	518
Gain on settlement of asset retirement obligation	(90)	—

Adjusted EBITDA	$43,417	$41,470

Our Adjusted EBITDA for the nine months ended September 30, 2013 was $43.4 million, or $6.31 per ton, as compared to $41.5 million, or $6.54 per ton, for the nine months ended September 30, 2012. The increase resulted primarily from higher gross margin as a result of selling 0.6 million tons more in the current year, as compared to 2012, partially offset by higher sales and other related expenses.

Liquidity and Capital Resources

Liquidity

Our business is capital intensive and requires substantial capital expenditures for purchasing, upgrading and maintaining equipment used in mining our reserves, as well as complying with applicable environmental laws and regulations. Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, and to service our debt. Our primary sources of liquidity to meet these needs have been cash generated by our operations, borrowings under our credit facility and contributions from our equity holders.

On December 21, 2012, we completed a $200.0 million Notes offering and received proceeds of $193.1 million, as the Notes were issued at an original issue discount of 96.567%. Interest on the Notes is due semiannually on June 15 and December 15 of each year, with the first payment made on June 15, 2013. In connection with the offering, we prepaid and terminated our then existing senior secured credit facility and recognized a loss on extinguishment of debt of $4.0 million associated with the write-off of a portion of the unamortized deferred financing fees incurred on the senior secured credit facility. In addition, we entered into a new asset based revolving credit facility, which provides for revolving borrowings of up to $50.0 million (the 2012 Credit Facility).

We believe that existing cash balances, cash generated from operations and borrowings under our 2012 Credit Facility will be sufficient to meet working capital requirements, anticipated capital expenditures and debt service requirements. We manage our exposure to changing commodity prices for our long-term coal contract portfolio through the use of multi-year coal supply agreements. We generally enter into fixed price, fixed volume supply contracts with terms greater than one year with customers with whom we have historically had limited collection issues. Our ability to satisfy debt service obligations, to fund planned capital expenditures, and to make acquisitions, will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control.

The principal indicators of our liquidity are our cash on hand and availability under our 2012 Credit Facility. As of September 30, 2013, our available liquidity was $82.5 million, comprised of cash on hand of $61.0 million and $21.5 million available under our 2012 Credit Facility.

Cash Flows

The following table reflects cash flows for the applicable periods:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Net cash provided by (used in):
Operating activities	$37,924	$26,934
Investing activities	$(30,099)	$(38,702)
Financing activities	$(6,933)	$(4,279)

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net cash provided by operating activities was $37.9 million for the nine months ended September 30, 2013, an increase of $11.0 million from net cash provided by operating activities of $26.9 million for the same period of 2012. We experienced a decline in operating income in the first nine months of 2013 due to higher operating costs and an increase in selling, general, and administrative expenses, partially offset by increased revenue from selling more tons. The higher production levels and completion of the Kronos and Lewis Creek underground mines also increased depreciation, depletion, and amortization by $3.5 million in the first nine months of 2013, as compared to the same period of 2012. Positively impacting cash flows from operations for the nine months ended September 30, 2013 was an increase in accounts payable and accrued liabilities of $12.6 million and accrued interest of $6.2 million due to the timing of payments and an increase in related party payables, which is included as a component of other non-current liabilities, due to an increase in royalties earned by ARP. Negatively impacting operating cash flows was an increase in inventory experienced during the nine months ended September 30, 2013 due to an increase in coal inventory and materials and supplies on hand resulting from the development of the Lewis Creek underground mine, as well as an increase in accounts receivable related to the timing of cash receipts.

Net cash used in investing activities decreased $8.6 million to $30.1 million for the nine months ended September 30, 2013, compared to $38.7 million for the same period of 2012. The current year investment is largely attributable to capital expenditures on equipment and mine development for the completion of the Lewis Creek underground mine, whereas the 2012 investment relates primarily to capital expenditures for the completion of the Kronos underground mine and the initial development of the Lewis Creek underground mine.

Net cash used in financing activities was $6.9 million for the nine months ended September 30, 2013, compared to net cash used in financing activities of $4.3 million for the nine months ended September 30, 2012. The current year activity relates primarily to scheduled capital lease and other long-term debt payments. The prior year activity consists of borrowings of $10.0 million under our then existing senior secured credit facility, the issuance of $30.0 million of Series A convertible preferred stock, partially offset by scheduled debt payments and the repayment of $15.0 million under our then existing senior secured credit facility with a portion of the proceeds from the issuance of the Series A convertible preferred stock.

Capital Expenditures

Our mining operations require investments to expand, upgrade or enhance existing operations and to comply with environmental regulations. Our anticipated total capital expenditures for 2013 are estimated in a range of $33.0 million to $35.0 million, of which approximately 69% represents machinery and equipment purchases and approximately 31% represents mine development related expenditures. Management anticipates funding 2013 capital requirements with current cash balances and cash flows provided by operations. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability and cost of additional capital will depend upon prevailing market conditions and several other factors over which we have limited control, as well as our financial condition and results of operations.

Mine Development Costs

Mine development costs are capitalized until production commences, other than production incidental to the mine development process, and are amortized on a units-of-production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, removing overburden to access reserves in a new pit, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Our estimate of when construction of the mine for economic extraction is substantially complete is based upon a number of assumptions, such as expectations regarding the economic recoverability of reserves, the type of mine under development, and the completion of certain mine requirements, such as ventilation. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase.

Development of the Lewis Creek underground mine, which is a two unit underground mine, began in early 2012. The first unit was put into production during the first quarter of 2013, with the installation of the second until being completed in June 2013. Annual saleable production from the mine is estimated to be approximately 1.0 million tons. The total cost of development of the Lewis Creek underground mine was approximately $24.2 million.

Related Party Transactions

We have continuing related party transactions with our affiliate, ARP, which principally relate to royalties earned by ARP from our leases of certain mineral rights owned or controlled by ARP. In addition, we have entered into an Administrative Services Agreement with ARP and its general partner, pursuant to which we earn a fee for providing certain general administrative and management services to ARP.

On March 21, 2013, we agreed to sell an additional 2.59% undivided interest in certain land and mineral reserves to ARP. The percentage interest in the land and mineral reserves sold was based on a fair value determined by a third-party specialist. In exchange for the undivided interest in the land and reserves, ARP forgave amounts owed by us totaling $4.9 million. This transaction closed on April 1, 2013 whereby ARP’s undivided interest in certain of our land and mineral reserves in Muhlenberg and Ohio Counties increased to 53.4%. In addition, the transferred mineral reserves were leased back to us on terms similar to those applicable to the previous transfers. As we will have a continuing involvement in the reserves, the transaction is accounted for as a financing arrangement and an additional long-term obligation to ARP of $4.9 million was recognized in the second quarter of 2013. As a result of the additional asset transfer, the effective interest rate on the long-term obligation to ARP was reduced to 10.65%.

On June 28, 2013, Thoroughbred Resources, LLC (Thoroughbred), an entity wholly owned by Yorktown, acquired approximately 65 million tons of fee-owned underground coal reserves and approximately 40 million tons of leased underground coal reserves from Peabody Energy, Inc. (Peabody). The acquired coal reserves are located in Muhlenberg and McLean Counties of Kentucky, contiguous to our reserves. It is anticipated that these reserves will be leased to Armstrong Energy in exchange for a production royalty.

In connection with Thoroughbred’s acquisition of these coal reserves, we loaned Thoroughbred $17.5 million, which was repaid in July 2013. The proceeds of the loan were used by Thoroughbred to make a portion of the down payment to Peabody for the purchase of the coal reserves.

Please read “Certain Relationships and Related Party Transactions” in our final prospectus filed with the SEC on October 15, 2013 for additional information concerning related party transactions.

Critical Accounting Policies and Estimates

Our preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our judgments, estimates and assumptions on historical information and other known factors that we deem relevant. Estimates are inherently subjective as significant management judgment is required regarding the assumptions utilized to calculate accounting estimates.

The most significant areas requiring the use of management estimates and assumptions relate to units-of-production amortization calculations, asset retirement obligations, useful lives for depreciation of fixed assets and estimates of fair values for asset impairment purposes. For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our condensed consolidated financial statements, refer to our final prospectus filed with the SEC on October 15, 2013.

Newly Adopted Accounting Standards

We are an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, and delay compliance with new or revised accounting standards until those standards are applicable to private companies. However, we have chosen to opt out of any extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. See Note 2 to our unaudited condensed consolidated financial statements for a discussion of newly adopted accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We define market risk as the risk of economic loss as a consequence of the adverse movement of market rates and prices. We believe our principal market risks are commodity price risk and credit risk.

Commodity Price Risk

We sell most of the coal we produce under multi-year coal supply agreements. Historically, we have principally managed the commodity price risks from our coal sales by entering into multi-year coal supply agreements of varying terms and durations, rather than through the use of derivative instruments.

Some of the products used in our mining activities, such as diesel fuel, explosives and steel products for roof support used in our underground mining, are subject to price volatility. Through our suppliers, we utilize forward purchases to manage a portion of our exposure related to diesel fuel volatility. A hypothetical increase of $0.10 per gallon for diesel fuel would have increased net loss by $0.7 million for the nine months ended September 30, 2013. A hypothetical increase of 10% in steel prices would have increased net loss by $1.6 million for the nine months ended September 30, 2013. A hypothetical increase of 10% in explosives prices would have increased net loss by $1.2 million for the nine months ended September 30, 2013.

Credit Risk

Most of our coal sales are made to electric utilities. Therefore, our credit risk is primarily with domestic electric power generators. Our policy is to independently evaluate each customer’s creditworthiness prior to entering into a transaction with the customer and to constantly monitor outstanding accounts receivable against established credit limits. When deemed appropriate, we will take steps to reduce credit exposure to customers that do not meet our credit standards or whose credit has deteriorated. Credit losses are provided for in the financial statements and have historically been minimal.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based upon such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2013, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are involved from time to time in various lawsuits and claims arising in the ordinary course of business. Although the outcomes of these lawsuits and claims are uncertain, we do not believe any of them will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our final prospectus filed with the SEC on October 15, 2013.

Item 4. Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item  104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 5. Other Information

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the fiscal quarter ended September 30, 2013.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of J. Hord Armstrong, Chief Executive Officer, dated November 14, 2013, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of J. Richard Gist, Senior Vice President, Finance and Administration and Chief Financial Officer, dated November 14, 2013, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of J. Hord Armstrong, Chief Executive Officer, dated November 14, 2013, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of J. Richard Gist, Senior Vice President, Finance and Administration and Chief Financial Officer, dated November 14, 2013, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2013 furnished in XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMSTRONG ENERGY, INC.

Date: November 14, 2013	By:	/s/ J. Richard Gist
J. Richard Gist
Senior Vice President, Finance and Administration and Chief Financial Officer
(On behalf of the registrant and as Principal Financial
Officer)