Form 10-Q
period 2014-03-31
Armstrong Energy, Inc.
filed 2014-05-15
CIK 1532288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of May 1, 2014, there were 21,935,226 shares of Armstrong Energy, Inc.’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Armstrong Energy, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,108	$51,632
Accounts receivable	30,748	24,654
Inventories	14,293	12,683
Prepaid and other assets	3,777	3,669
Deferred income taxes	615	605

Total current assets	102,541	93,243
Property, plant, equipment, and mine development, net	418,177	424,365
Investments	3,230	3,224
Intangible assets, net	138	144
Other non-current assets	24,774	22,577

Total assets	$548,860	$543,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,234	$27,972
Accrued liabilities and other	20,039	16,234
Current portion of capital lease obligations	2,071	2,497
Current maturities of long-term debt	3,269	4,498

Total current liabilities	58,613	51,201
Long-term debt, less current maturities	197,692	198,186
Long-term obligation to related party	105,780	106,283
Related party payables, net	11,739	7,780
Asset retirement obligations	17,652	17,230
Long-term portion of capital lease obligations	1,754	2,222
Deferred income taxes	615	605
Other non-current liabilities	3,370	3,103

Total liabilities	397,215	386,610
Stockholders’ equity:
Common stock, $0.01 par value, 70,000,000 shares authorized, 21,925,976 and 21,933,710 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	219	219
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	—	—
Additional paid-in-capital	238,775	238,799
Accumulated deficit	(86,661)	(81,361)
Accumulated other comprehensive loss	(711)	(737)

Armstrong Energy, Inc.’s equity	151,622	156,920
Non-controlling interest	23	23

Total stockholders’ equity	151,645	156,943

Total liabilities and stockholders’ equity	$548,860	$543,553

See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Revenue	$110,866	$101,222
Costs and Expenses:
Cost of coal sales, exclusive of items shown separately below	90,119	82,024
Production royalty to related party	2,024	2,050
Depreciation, depletion, and amortization	10,207	8,796
Asset retirement obligation expenses	508	573
General and administrative costs	5,246	5,833

Operating income	2,762	1,946
Other income (expense):
Interest expense, net	(8,244)	(8,553)
Other, net	182	111

Loss before income taxes	(5,300)	(6,496)
Income taxes	—	—

Net loss	(5,300)	(6,496)
Income attributable to non-controlling interests	—	—

Net loss attributable to common stockholders	$(5,300)	$(6,496)

See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Net loss	$(5,300)	$(6,496)
Other comprehensive income (loss):
Postretirement benefit plan	26	(882)

Other comprehensive income (loss)	26	(882)

Comprehensive loss	(5,274)	(7,378)
Less: Comprehensive income (loss) attributable to non-controlling interests	—	—

Comprehensive loss attributable to common stockholders	$(5,274)	$(7,378)

See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2014

(Amounts in thousands)

	Common Stock		Preferred Stock		Additional Paid- in-Capital		Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount		Accumulated Deficit
Balance at December 31, 2013	21,934	$219	—	$—	$238,799	$(81,361)	$(737)	$23	$156,943
Net loss	—	—	—	—	—	(5,300)	—	—	(5,300)
Stock based compensation	—	—	—	—	63	—	—	—	63
Postretirement benefit plan	—	—	—	—	—	—	26	—	26
Repurchase of employee stock relinquished for tax withholdings	(8)	—	—	—	(87)	—	—	—	(87)

Balance at March 31, 2014	21,926	$219	—	$—	$238,775	$(86,661)	$(711)	$23	$151,645

See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(5,300)	$(6,496)
Adjustments to reconcile net income to cash provided by operating activities:
Non-cash stock compensation expense	63	219
Income from equity affiliate	(6)	(8)
Gain on settlement of asset retirement obligation	—	(90)
Amortization of original issue discount	181	159
Amortization of debt issuance costs	309	273
Depreciation, depletion and amortization	10,207	8,796
Asset retirement obligation expenses	508	573
Non-cash activity with related party, net	3,456	2,373
Interest on long-term obligations	5,882	5,799
Change in operating assets and liabilities:
Increase in accounts receivable	(6,094)	(4,262)
Increase in inventories	(1,610)	(2,440)
(Increase) decrease in prepaid and other assets	(107)	372
(Increase) decrease in other non-current assets	(2,506)	938
Increase in accounts payable and accrued liabilities	3,205	9,649
Increase in other non-current liabilities	292	869

Net cash provided by operating activities:	8,480	16,724
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(3,148)	(13,230)

Net cash used in investing activities	(3,148)	(13,230)
Cash Flows from Financing Activities:
Payment on capital lease obligations	(893)	(1,071)
Payment of long-term debt	(2,876)	(1,354)
Payment of financing costs and fees	—	(29)
Repurchase of employee stock relinquished for tax withholdings	(87)	—

Net cash used in financing activities	(3,856)	(2,454)

Net change in cash and cash equivalents	1,476	1,040
Cash, at the beginning of the period	51,632	60,132

Cash, at the end of the period	$53,108	$61,172

	Three Months Ended March 31,
	2014	2013
Supplemental cash flow information:
Non-Cash Transactions:
Assets acquired with long-term debt	$971	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1. DESCRIPTION OF BUSINESS AND ENTITY STRUCTURE

Business

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

The Company’s wholly-owned subsidiary, Elk Creek GP, LLC (ECGP), has an approximate 0.2% ownership in Thoroughbred Resources, L.P. (Thoroughbred) (formerly Armstrong Resource Partners, L.P.). The various limited partners of Thoroughbred are related parties, as the entity is majority owned by investment funds managed by Yorktown Partners LLC (Yorktown), which has a majority ownership in the Company. The Company does not consolidate the financial results of Thoroughbred and accounts for its ownership in Thoroughbred under the equity method.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and U.S. Securities and Exchange Commission (the SEC) regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Balance sheet information presented herein as of December 31, 2013 has been derived from the Company’s audited consolidated balance sheet at that date. Results of operations for the three months ended March 31, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC.

Reclassifications

Beginning in the first quarter of 2014, “Selling and other related expenses” in the consolidated statements of operations were reclassified to “Cost of coal sales.” “Selling and other related expenses” primarily includes production and severance taxes and royalties, which were incurred as a percentage of coal sales or based on coal volumes. Prior periods have been reclassified to conform to the current presentation, with no impact to the Company’s reported net loss. This reclassification increased cost of coal sales as follows:

	Three Months Ended March 31,
	2014	2013
Cost of coal sales	$81,775	$74,612
Selling and other related expenses	8,344	7,412

Total	$90,119	$82,024

2. INVENTORIES

Inventories consist of the following amounts:

	March 31, 2014	December 31, 2013
Materials and supplies	$10,082	$9,941
Coal—raw and saleable	4,211	2,742

Total	$14,293	$12,683

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of the following amounts:

	March 31, 2014	December 31, 2013
Payroll and related benefits	$6,286	$8,089
Taxes other than income taxes	4,057	3,879
Interest	6,878	995
Royalties	1,255	1,491
Other	1,563	1,780

Total	$20,039	$16,234

4. OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following amounts:

	March 31, 2014	December 31, 2013
Escrows and deposits	$5,701	$5,598
Restricted surety and cash bonds	6,657	4,509
Advanced royalties	3,764	3,509
Deferred financing costs, net	8,652	8,961

Total	$24,774	$22,577

5. RELATED-PARTY TRANSACTIONS

Merger of Related Parties

On February 1, 2014, Armstrong Resource Partners, L.P. merged with and into Thoroughbred Resources, LLC, with Armstrong Resource Partners, L.P. as the surviving entity (the Merger). Effective with the Merger, Armstrong Resource Partners, L.P. changed its name to Thoroughbred. The Company’s wholly-owned subsidiary, Elk Creek GP, LLC, remained the general partner of the surviving entity, under the terms of the amended and restated limited partnership agreement, which is substantially the same as the limited partnership agreement in effect immediately prior to the Merger. As a result of the Merger, Elk Creek GP’s equity interest in the combined company was reduced to 0.2%.

In January 2014, the Company’s investment in Ram Terminals, LLC (RAM), an entity majority owned by Yorktown, was converted into an equal ownership percentage of Terminal Holdings, LLC, a holding company which is the sole member of both RAM and MG Midstreaming, LLC. Subsequent to the Merger, but also on February 1, 2014, Terminal Holdings, LLC merged with and into a merger subsidiary of Thoroughbred created for the purpose of the transaction, with Terminal Holdings, LLC as the surviving entity. Terminal Holdings, LLC was owned by the Company and Yorktown in the same percentage as its prior interest in RAM, and by virtue of the merger, the Company’s equity interest in Terminal Holdings, LLC (consisting of 24,700 membership units), was converted into an equal number of common units representing limited partnership interests in Thoroughbred. Because of the Company’s ownership of Thoroughbred through Elk Creek GP, the newly converted interest, which equaled 0.9%, will be accounted for under the equity method.

Sale of Coal Reserves

The Company has executed the sale, through a series of transactions, of certain land and mineral reserves to Thoroughbred beginning in February 2011. Subsequently, the Company entered into lease agreements with Thoroughbred pursuant to which Thoroughbred granted the Company leases to its undivided interests in the mining properties acquired and licenses to mine and sell coal from those properties in exchange for a production royalty. Due to the Company’s continuing involvement in the land and mineral reserves transferred, these transactions have been accounted for as financing arrangements. A long-term obligation has been established that is being amortized over the anticipated life of the mineral reserves. In addition, effective February 2011, the Company and Thoroughbred entered into a Royalty Deferment and Option Agreement whereby the Company has been granted an option to defer payment of any royalties earned by Thoroughbred on coal mined from its properties. The aforementioned acquisitions have been financed with a combination of cash and the forgiveness of amounts owed by the Company, which primarily consisted of deferred royalties.

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 21, 2013, the Company agreed to sell an additional 2.59% undivided interest in certain land and mineral reserves to Thoroughbred. The percentage interest in the land and mineral reserves sold was based on a fair value determined by a third-party specialist. In exchange for the undivided interest in the land and mineral reserves, Thoroughbred forgave amounts owed by the Company totaling $4,886. This transaction closed on April 1, 2013 whereby Thoroughbred’s undivided interest in certain of the Company’s land and mineral reserves in Muhlenberg and Ohio Counties increased to 53.4%. In addition, the transferred mineral reserves were leased back to the Company on terms similar to those applicable to the previous transfers. As the Company will have a continuing involvement in the reserves, the transaction is accounted for as a financing arrangement and an additional long-term obligation to Thoroughbred of $4,886 was recognized in the second quarter of 2013. As a result of the additional asset transfer, the effective interest rate on the long-term obligation to related party was adjusted to 10.65%.

As of March 31, 2014 and December 31, 2013, the outstanding long-term obligation to related party totaled $105,780 and $106,283, respectively. Interest expense recognized for the three months ended March 31, 2014 and 2013 associated with the long-term obligation to related party was $1,827 and $2,597, respectively. Based on the current mine plan, the effective interest rate of the obligation was reduced to 7.0% beginning January 1, 2014.

Short-term Note Receivable

On June 28, 2013, Thoroughbred acquired approximately 175 million tons of fee-owned coal reserves and approximately 23 million tons of leased coal reserves from a third party. The acquired coal reserves are located in Muhlenberg and McLean Counties of Kentucky, contiguous to the Company’s reserves. In February 2014, the Company entered into a lease of these reserves in exchange for a production royalty.

In connection with Thoroughbred’s acquisition of these coal reserves, the Company loaned Thoroughbred $17,500, which was repaid in July 2013. The proceeds of the loan, which was evidenced by a promissory note, were used by Thoroughbred to make a portion of the down payment for the purchase of the coal reserves.

Administrative Services Agreements

Effective as of January 1, 2011, the Company entered into an Administrative Services Agreement with Thoroughbred and its general partner, ECGP, pursuant to which the Company agreed to provide Thoroughbred with general administrative and management services, including, but not limited to, human resources, information technology, financial and accounting services and legal services. As consideration for the use of the Company’s employees and services, and for certain shared fixed costs, Thoroughbred paid the Company $254 and $194 for the three months ended March 31, 2014 and 2013, respectively.

Other

In 2006 and 2007, the Company entered into overriding royalty agreements with a current and a former executive employee to compensate each of them $0.05/ton of coal mined and sold from properties owned by certain subsidiaries of the Company. The agreements remain in effect for the later of 20 years from the date of the agreement or until all salable coal has been extracted. Both royalty agreements transfer with the property regardless of ownership or lease status. The royalties are payable the month following the sale of coal mined from the specified properties. The Company accounts for these royalty arrangements as expense in the period in which the coal is sold. Associated royalty expense recorded in the three months ended March 31, 2014 and 2013 was $202 and $226, respectively.

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT

The Company’s total indebtedness consisted of the following:

Type	March 31, 2014	December 31, 2013
11.75% Senior Secured Notes due 2019	$193,999	$193,817
Other	6,962	8,867

	200,961	202,684
Less: current maturities	3,269	4,498

Total long-term debt	$197,692	$198,186

Senior Secured Notes due 2019

On December 21, 2012, the Company completed a $200,000 offering of 11.75% Senior Secured Notes due 2019 (the Notes). The Notes were issued at an original issue discount (OID) of 96.567%. The OID was recorded on the Company’s balance sheet as a component of long-term debt, and is being amortized to interest expense over the life of the Notes. As of March 31, 2014 and December 31, 2013, the unamortized OID was $6,001 and $6,183, respectively. Interest on the Notes is due semiannually on June 15 and December 15 of each year, with the first payment being made on June 15, 2013. The Company used $123,698 of the proceeds from this issuance to prepay and terminate its previous Senior Secured Credit Facility, including accrued and unpaid interest. In addition, the Company used the proceeds to pay fees and expenses of $8,358 related to this transaction. A loss on extinguishment of debt of $3,953 was recorded in the fourth quarter of 2012 in connection with the write-off of unamortized deferred financing fees related to the previous Senior Secured Credit Facility.

The Company and the guarantor subsidiaries entered into a registration rights agreement (the Registration Rights Agreement) in connection with the issuance and sale of the Notes. Pursuant to the Registration Rights Agreement, the Company and the guarantor subsidiaries agreed to file a registration statement with the SEC to register an exchange offer pursuant to which the Company will offer to exchange a like aggregate principal amount of senior notes identical in all material respects to the Notes, except for terms relating to transfer restrictions, for any or all of the outstanding Notes. The exchange offer was completed in November 2013.

2012 Credit Facility

Concurrently with the closing of the Notes offering on December 21, 2012, the Company entered into a new asset based revolving credit facility (the 2012 Credit Facility). The 2012 Credit Facility provides for a five-year $50,000 revolving credit facility that will expire on December 21, 2017. Borrowings under the 2012 Credit Facility may not exceed a borrowing base, as defined within the agreement. In addition, the 2012 Credit Facility includes a $10,000 letter of credit sub-facility and a $5,000 swingline loan sub-facility. As of March 31, 2014 and December 31, 2013, there were no borrowings outstanding under the 2012 Credit Facility and the Company had $23,743 available for borrowing under the 2012 Credit Facility at March 31, 2014. The Company incurred $1,198 of deferred financing fees related to the 2012 Credit Facility that have been capitalized and are being amortized to interest expense over the life of the 2012 Credit Facility.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	March 31, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
11.75% Senior Secured Notes due 2019(1)	$208,000	$193,999	$199,000	$193,817
Long-term obligation to related party	108,514	105,780	109,930	106,283

Total	$316,514	$299,779	$308,930	$300,100

(1)	The carrying value of the Notes is net of the unamortized OID as of March 31, 2014 and December 31, 2013, respectively.

The fair value of the Notes is based on quoted market prices, while the fair value of the long-term obligation to related party was based on estimated cash flows discounted to their present value.

8. INCOME TAXES

The Company has not recognized certain income tax benefits as it does not believe it is more likely than not it will be able to realize its net deferred tax assets. The Company has therefore established a valuation allowance against its net deferred tax assets as of March 31, 2014 and December 31, 2013. Based on the anticipated reversals of its deferred tax assets and deferred tax liabilities, the Company has concluded a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.

9. EMPLOYEE BENEFIT PLANS

Effective January 1, 2013, the Company began providing certain health care benefits, including the reimbursement of a portion of out-of-pocket costs associated with insurance coverage, to qualifying salaried and hourly retirees and their dependents. Plan coverage for reimbursements will be provided to future hourly and salaried retirees in accordance with the plan document. As of the effective date of the plan, the Company recognized a liability totaling $907 associated with the benefits earned by qualified employees prior to January 1, 2013. The Company’s funding policy with respect to the plan is to fund the cost of all postretirement benefits as they are paid.

Net periodic postretirement benefit cost included the following components:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Service cost for benefits earned	$258	$282
Interest cost on accumulated postretirement benefit obligation	22	9
Amortization of prior service cost	26	25

Net periodic postretirement cost	$306	$316

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2014 consisted of the following:

Postretirement Benefit Plan
Balance as of December 31, 2013	$(737)
Other comprehensive loss before reclassifications	—
Amounts reclassified from accumulated other comprehensive income (loss)	26

Net current-period accumulated other comprehensive loss	(711)

Balance as of March 31, 2014	$(711)

The following is a summary of reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2014 and 2013:

Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income (Loss) Is Presented		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended March 31,
			2014	2013
Amortization of postretirement benefit plan items
—Prior service cost	(a	)	$(26)	$(25)

			(26)	(25)
Income taxes			—	—

Total reclassifications			$(26)	$(25)

(a)	This component of accumulated other comprehensive income (loss) is included in the computation of net period postretirement cost. See Note 9.

11. COMMITMENTS AND CONTINGENCIES

The Company is subject to various market, operational, financial, regulatory, and legislative risks. Numerous federal, state, and local governmental permits and approvals are required for mining operations. Federal and state regulations require regular monitoring of mines and other facilities to document compliance. Monetary penalties of $909 and $1,064 related to Mine Safety and Health Administration (MSHA) fines were accrued as of March 31, 2014 and December 31, 2013, respectively.

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

Coal Sales Contracts

The Company is committed under multi-year supply agreements to sell coal that meets certain quality requirements at specified prices. These contracts typically have specific and possibly different volume and pricing arrangements for each year of the agreement, which allows customers to secure a supply for their future needs and provides the Company with greater predictability of sales volume and sales prices. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer or the Company. The remaining terms of the Company’s multi-year coal supply agreements range from one to six years. The Company, via contractual agreements, has committed volumes of sales in 2014 and 2015 of 9.8 million tons and 8.2 million tons, respectively.

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Supplemental Guarantor/Non-Guarantor Financial Information

In accordance with the indentures governing the Notes, certain wholly-owned subsidiaries of the Company (the Guarantor Subsidiaries) have fully and unconditionally guaranteed the Notes, on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to the holders of the Notes. The following historical financial statement information is provided for the Guarantor Subsidiaries. The non-guarantor subsidiaries are considered to be “minor” as the term is defined in Rule 3-10 of Regulation S-X promulgated by the SEC and the financial position, results of operations, and cash flows are, therefore, included in the condensed financial data of the Guarantor Subsidiaries.

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Condensed Consolidating Balance Sheets

	March 31, 2014
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$53,108	$—	$53,108
Accounts receivable	—	30,748	—	30,748
Inventories	—	14,293	—	14,293
Prepaid and other assets	286	3,491	—	3,777
Deferred income taxes	615	—	—	615

Total current assets	901	101,640	—	102,541
Property, plant, equipment, and mine development, net	14,899	403,278	—	418,177
Investments	—	3,230	—	3,230
Investments in subsidiaries	203,239	—	(203,239)	—
Intercompany receivables	123,387	(123,387)	—	—
Intangible assets, net	—	138	—	138
Other non-current assets	9,387	15,387	—	24,774

Total assets	$351,813	$400,286	$(203,239)	$548,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100	$33,134	$—	$33,234
Accrued liabilities and other	7,778	12,261	—	20,039
Current portion of capital lease obligations	—	2,071	—	2,071
Current maturities of long-term debt	—	3,269	—	3,269

Total current liabilities	7,878	50,735	—	58,613
Long-term debt, less current maturities	193,999	3,693	—	197,692
Long-term obligation to related party	—	105,780	—	105,780
Related party payables, net	(2,450)	14,189	—	11,739
Asset retirement obligations	—	17,652	—	17,652
Long-term portion of capital lease obligations	—	1,754	—	1,754
Deferred income taxes	615	—	—	615
Other non-current liabilities	149	3,221	—	3,370

Total liabilities	200,191	197,024	—	397,215
Stockholders’ equity:
Armstrong Energy, Inc.’s equity	151,622	203,239	(203,239)	151,622
Non-controlling interest	—	23	—	23

Total stockholders’ equity	151,622	203,262	(203,239)	151,645

Total liabilities and stockholders’ equity	$351,813	$400,286	$(203,239)	$548,860

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2013
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$51,632	$—	$51,632
Accounts receivable	—	24,654	—	24,654
Inventories	—	12,683	—	12,683
Prepaid and other assets	170	3,499	—	3,669
Deferred income taxes	605	—	—	605

Total current assets	775	92,468	—	93,243
Property, plant, equipment, and mine development, net	15,095	409,270	—	424,365
Investments	—	3,224	—	3,224
Investments in subsidiaries	200,865	—	(200,865)	—
Intercompany receivables	126,410	(126,410)	—	—
Intangible assets, net	—	144	—	144
Other non-current assets	9,697	12,880	—	22,577

Total assets	$352,842	$391,576	$(200,865)	$543,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100	$27,872	$—	$27,972
Accrued liabilities and other	3,486	12,748	—	16,234
Current portion of capital lease obligations	—	2,497	—	2,497
Current maturities of long-term debt	—	4,498	—	4,498

Total current liabilities	3,586	47,615	—	51,201
Long-term debt, less current maturities	193,817	4,369	—	198,186
Long-term obligation to related party	—	106,283	—	106,283
Related party payables, net	(2,206)	9,986	—	7,780
Asset retirement obligations	—	17,230	—	17,230
Long-term portion of capital lease obligations	—	2,222	—	2,222
Deferred income taxes	605	—	—	605
Other non-current liabilities	120	2,983	—	3,103

Total liabilities	195,922	190,688	—	386,610
Stockholders’ equity:
Armstrong Energy, Inc.’s equity	156,920	200,865	(200,865)	156,920
Non-controlling interest	—	23	—	23

Total stockholders’ equity	156,920	200,888	(200,865)	156,943

Total liabilities and stockholders’ equity	$352,842	$391,576	$(200,865)	$543,553

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2014
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$110,866	$—	$110,866
Costs and Expenses:
Cost of coal sales, exclusive of items shown separately below	51	90,068	—	90,119
Production royalty to related party	—	2,024	—	2,024
Depreciation, depletion, and amortization	476	9,731	—	10,207
Asset retirement obligation expenses	—	508	—	508
General and administrative costs	920	4,326	—	5,246

Operating (loss) income	(1,447)	4,209	—	2,762
Other income (expense):
Interest expense, net	(6,248)	(1,996)	—	(8,244)
Other, net	—	182	—	182
Income from investment in subsidiaries	2,395	—	(2,395)	—

(Loss) income before income taxes	(5,300)	2,395	(2,395)	(5,300)
Income tax provision	—	—	—	—

Net (loss) income	(5,300)	2,395	(2,395)	(5,300)
Income attributable to non-controlling interests	—	—	—	—

Net (loss) income attributable to common stockholders	$(5,300)	$2,395	$(2,395)	$(5,300)

	Three Months Ended March 31, 2013
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$101,222	$—	$101,222
Costs and Expenses:
Cost of coal sales, exclusive of items shown separately below	—	82,024	—	82,024
Production royalty to related party	—	2,050	—	2,050
Depreciation, depletion, and amortization	402	8,394	—	8,796
Asset retirement obligation expenses	—	573	—	573
General and administrative costs	1,194	4,639	—	5,833

Operating (loss) income	(1,596)	3,542	—	1,946
Other income (expense):
Interest expense, net	(5,667)	(2,886)	—	(8,553)
Other, net	—	111	—	111
Income from investment in subsidiaries	767	—	(767)	—

(Loss) income before income taxes	(6,496)	767	(767)	(6,496)
Income tax provision	—	—	—	—

Net (loss) income	(6,496)	767	(767)	(6,496)
Income attributable to non-controlling interests	—	—	—	—

Net (loss) income attributable to common stockholders	$(6,496)	$767	$(767)	$(6,496)

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31, 2014
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(5,300)	$2,395	$(2,395)	$(5,300)
Other comprehensive income:
Postretirement benefit plan	—	26	—	26

Other comprehensive income	—	26	—	26

Comprehensive (loss) income	(5,300)	2,421	(2,395)	(5,274)
Less: Comprehensive income (loss) attributable to non-controlling interests	—	—	—	—

Comprehensive (loss) income attributable to common stockholders	$(5,300)	$2,421	$(2,395)	$(5,274)

	Three Months Ended March 31, 2013
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(6,496)	$767	$(767)	$(6,496)
Other comprehensive loss:
Postretirement benefit plan	—	(882)	—	(882)

Other comprehensive loss	—	(882)	—	(882)

Comprehensive loss	(6,496)	(115)	(767)	(7,378)
Less: Comprehensive income (loss) attributable to non-controlling interests	—	—	—	—

Comprehensive loss attributable to common stockholders	$(6,496)	$(115)	$(767)	$(7,378)

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2014
	Parent / Issuer	Guarantor Subsidiaries	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities:	$(2,658)	$11,138	$8,480
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(280)	(2,868)	(3,148)

Net cash used in investing activities	(280)	(2,868)	(3,148)
Cash Flows from Financing Activities:
Payment on capital lease obligations	—	(893)	(893)
Payment of long-term debt	—	(2,876)	(2,876)
Transactions with affiliates, net	3,025	(3,025)	—
Repurchase of employee stock relinquished for tax withholdings	(87)	—	(87)

Net cash provided by (used in) financing activities	2,938	(6,794)	(3,856)

Net change in cash and cash equivalents	—	1,476	1,476
Cash, at the beginning of the period	—	51,632	51,632

Cash, at the end of the period	$—	$53,108	$53,108

	Three Months Ended March 31, 2013
	Parent / Issuer	Guarantor Subsidiaries	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities:	$(1,177)	$17,901	$16,724
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(684)	(12,546)	(13,230)

Net cash used in investing activities	(684)	(12,546)	(13,230)
Cash Flows from Financing Activities:
Payment on capital lease obligations	—	(1,071)	(1,071)
Payment of long-term debt	—	(1,354)	(1,354)
Payment of financing costs and fees	(29)	—	(29)
Transactions with affiliates, net	1,890	(1,890)	—

Net cash provided by (used in) financing activities	1,861	(4,315)	(2,454)

Net change in cash and cash equivalents	—	1,040	1,040
Cash, at the beginning of the period	75	60,057	60,132

Cash, at the end of the period	$75	$61,097	$61,172

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the SEC) on March 25, 2014.

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

When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other SEC filings, including the more detailed discussion of these factors and other factors that could affect our results included in “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 25, 2014.

Overview

Armstrong Energy, Inc. (together with its subsidiaries, we or the Company) is a diversified producer of low chlorine, high sulfur thermal coal from the Illinois Basin, with both surface and underground mines. We market our coal primarily to proximate and investment grade electric utility companies as fuel for their steam-powered generators. Based on 2013 production, we are the fifth largest producer in the Illinois Basin and the second largest in Western Kentucky. We were formed in 2006 to acquire and develop a large coal reserve holding. We commenced production in the second quarter of 2008 and currently operate seven mines, including four surface and three underground, and are seeking permits for three additional mines. We control approximately 571 million tons of proven and probable coal reserves. Our reserves and operations are located in the Western Kentucky counties of Ohio, Muhlenberg, McLean, Union and Webster. We also own and operate three coal processing plants, which support our mining operations. From our reserves, we mine coal from multiple seams that, in combination with our coal processing facilities, enhance our ability to meet customer requirements for blends of coal with different characteristics. The locations of our coal reserves and operations, adjacent to the Green River, together with our river dock coal handling and rail loadout facilities, allow us to optimize our coal blending and handling, and provide our customers with rail, barge and truck transportation options.

We market our coal primarily to large utilities with coal-fired, base-load, scrubbed power plants under multi-year coal supply agreements. Our multi-year coal supply agreements usually have specific and possibly different volume and pricing arrangements for each year of the agreement. These agreements allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices. At March 31, 2014, we had multi-year coal supply agreements with eight customers for terms ranging from one to six years. We are contractually committed to sell 9.8 million tons of coal in 2014 and 8.2 million tons of coal in 2015. The average price per committed ton for 2014 is $46.81 and the average price per committed ton for 2015 is $47.96.

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

Recent Developments

Lewis Creek Underground Mine

Our Lewis Creek underground mine has experienced significant operating inefficiencies since its completion in July 2013 due to the geological conditions of the portion of the reserve being mined. As a result of the ongoing mining difficulties, the decision was made at the end of the first quarter not to continue advancing under the current mine plan, but rather to retreat and mine only in the eastern portion of the reserve. It is expected the mineral reserves in this portion of the mine will be fully depleted in the first half of 2015, at which time, all of the equipment from the Lewis Creek underground mine will be relocated to our other mining operations and put back into service.

As a result of the change in mine plan and the planned abandonment of the existing portal to the Lewis Creek underground mine, we will accelerate the depreciation of the remaining net book value of the capitalized costs associated with the development of the mine due to the diminished useful life of this asset. The asset, which has a net book value of $14.7 million at March 31, 2014, will be depreciated using the units of production method over the estimated recoverable reserves. In addition, recognition of the asset retirement obligation associated with this mine is being accelerated through the remaining life of the mine. The impact of this change, which is not expected to have a material impact to our financial condition, results of operations, or cash flows, is still being evaluated and will begin being recognized in the second quarter of 2014.

Coal Mine Dust Regulations

On Oct. 19, 2010, the U.S. Mine Safety and Health Administration (MSHA) published a proposed rule regulating miners’ exposure to respirable coal mine dust in all underground and surface coal mines. On April 23, 2014, MSHA issued a final rule with respect to the issue which, among other things, reduces the overall dust standard from 2.0 mg to 1.5 mg per cubic meter of air and cuts in half the standard from 1.0 to 0.5 mg per cubic meter for certain mine entries and miners with pneumoconiosis. The rule also requires mine operators to install devices to continuously monitor a mine’s dust levels, and take immediate action when levels are too high. Some of the costs of complying with the new dust standards may be passed on to our customers, based on the terms of our long-term contracts. The new rule has a staggered implementation with some of the provisions requiring compliance by August 2014, while certain provisions, including continuous monitoring of coal mine dust concentrations and the overall reduction in the limit of respirable coal mine dust, will not be effective until 2016. We are reviewing the final rule and evaluating its potential effects on our financial condition and results of operations.

Results of Operations

Non-GAAP Financial Information

Adjusted EBITDA, as presented in this Quarterly Report on Form 10-Q, is a supplemental measure of our performance that is not required by, or presented in accordance with, accounting principles generally accepted in the United States (“GAAP”). It is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income (loss) or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as measures of our liquidity.

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

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Summary

	Three Months Ended March 31,		Change
	2014	2013	Amount	Percentage
	(In thousands, except per ton amounts)
Tons of coal sold	2,357	2,213	144	6.5%
Total revenue	$110,866	$101,222	$9,644	9.5%
Average sales price per ton	$47.04	$45.73	$1.31	2.9%
Cost of coal sales[2]	$90,119	$82,024	$8,095	9.9%
Average cost of sales per ton[2]	$38.24	$37.06	$1.18	3.2%
Net loss	$5,300	$6,496	$(1,196)	(18.4%)
Adjusted EBITDA[1]	$15,746	$13,605	$2,141	15.7%

[1]	Non-GAAP measure; please see definition above and reconciliation below.
[2]	Includes revenue-based production taxes and royalties; excludes depreciation, depletion, and amortization; asset retirement obligation expenses; and general and administrative costs.

Revenue

Our coal sales revenue for the three months ended March 31, 2014 increased by $9.6 million, or 9.5%, to $110.9 million, as compared to the three months ended March 31, 2013. This increase is attributable to a favorable volume variance of approximately $6.6 million due to the increase of 0.1 million tons sold in the current year and a favorable price variance of $3.0 million year-over-year due to favorable customer mix and higher year-over-year contract prices. The completion of the Lewis Creek underground mine in July 2013 led to additional capacity experienced in the current year.

Cost of Coal Sales

Cost of coal sales increased 9.9% to $90.1 million in the three months ended March 31, 2014, from $82.0 million in the same period of 2013. On a per ton basis, our cost of coal sales increased during the three months ended March 31, 2014, compared to the same period of 2013, from $37.06 per ton to $38.24 per ton. This increase is due to lower productivity at the Parkway underground mine driven by poor geological conditions and production inefficiencies encountered at the Lewis Creek underground mine subsequent to the completion of the development of the mine, partially offset by favorable mining conditions at our Midway and Lewis Creek surface mines in the current year.

Production Royalties to Related Party

Production royalties to related party decreased $0.1 million to $2.0 million for the three months ended March 31, 2014, as compared to $2.1 million in the same period of 2013. The decrease relates to production royalties earned by our affiliate, Thoroughbred Resources, L.P. (Thoroughbred) being lower as a result of a slight decrease in production at the Kronos underground mine in the current year, as compared to 2013.

Depreciation, Depletion and Amortization

Depreciation, depletion, and amortization (DD&A) expenses increased by $1.4 million, or 16.0%, during the three months ended March 31, 2014 to $10.2 million, as compared to the same period of 2013. The increase is primarily due to an increase in depreciation of machinery and equipment as we expanded our operations in 2013 with the completion of the development of the Lewis Creek underground mine. In addition, depletion and amortization expenses were slightly higher as a result of the higher production in 2014, as compared to the prior year.

Asset Retirement Obligation Expense

Asset retirement obligation expense decreased by $0.1 million to $0.5 million in the three months ended March 31, 2014, as compared to the same period of 2013. The decrease is primarily attributable to changes in asset retirement cost estimates based on revisions to discount rates, reserve valuations and projected mine lives.

General and Administrative Costs

General and administrative (G&A) costs were $5.2 million for the three months ended March 31, 2014, which was $0.6 million, or 10.1%, lower than the three months ended March 31, 2013. On a per ton basis for the three months ended March 31, 2014, G&A expenses were $2.23, compared to $2.64 for the three months ended March 31, 2013. The decrease in the three months ended March 31, 2014, as compared to the same period of 2013, is due primarily to lower non-income related taxes ($0.2 million) and lower share-based compensation ($0.2 million).

Interest Expense, Net

Interest expense, net is derived from the following components:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
11.75% Senior Secured Notes due 2019	$5,875	$5,875
Senior Secured Credit Facility	—	—
Long-term obligation to related party	1,827	2,597
Other, net	542	81

Total	$8,244	$8,553

Interest expense, net was $8.2 million for the three months ended March 31, 2014, as compared to $8.6 million for the three months ended March 31, 2013. The decrease is principally attributable to a decrease in the effective interest rate used to calculate interest on the long-term obligation to related party, partially offset by the increase in the principal balance of the long-term obligation to related party from the closing of the reserve transfer to Thoroughbred in April 2013, which increased the principal balance on the obligation by $4.9 million.

Net Loss

Net loss for the three months ended March 31, 2014 was $5.3 million, as compared to $6.5 million for the same period of 2013. The decrease in net loss is largely due to the improved operating margin resulting from the favorable volume variance and the reduction in G&A costs and interest expense year-over-year.

Adjusted EBITDA

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable GAAP measure:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net loss	$(5,300)	$(6,496)
Income tax provision	—	—
Depreciation, depletion, and amortization	10,715	9,369
Non-cash production royalty to related party	2,024	2,050
Interest expense, net	8,244	8,553
Non-cash stock compensation expense	63	219
Gain on settlement of asset retirement obligation	—	(90)

Adjusted EBITDA	$15,746	$13,605

Our Adjusted EBITDA for the three months ended March 31, 2014 was $15.7 million, or $6.68 per ton, as compared to $13.6 million, or $6.15 per ton, for the three months ended March 31, 2013. The increase resulted primarily from improved operating income as a result of selling 0.1 million tons more in the three months ended March 31, 2014, as compared to the same period of 2013.

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

The principal indicators of our liquidity are our cash on hand and availability under our 2012 Credit Facility. As of March 31, 2014, our available liquidity was $76.8 million, comprised of cash on hand of $53.1 million and $23.7 million available under our 2012 Credit Facility.

Cash Flows

The following table reflects cash flows for the applicable periods:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net cash provided by (used in):
Operating activities	$8,480	$16,724
Investing activities	$(3,148)	$(13,230)
Financing activities	$(3,856)	$(2,454)

Three Months Ended March 31, 2014 Compared to three Months Ended March 31, 2013

Net cash provided by operating activities was $8.5 million for the three months ended March 31, 2014, a decrease of $8.2 million from net cash provided by operating activities of $16.7 million for the same period of 2013. We experienced an increase in operating income in the first three months of 2014 due to higher gross margin driven from an increase in shipments and favorable price variance, as well as lower G&A expenses from a decline in non-income related taxes and share based compensation. The higher production levels also increased depreciation, depletion, and amortization by $1.4 million in the first three months of 2014, as compared to the same period of 2013. Positively impacting cash flows from operations for the three months ended March 31, 2014 was an increase in accounts payable and accrued liabilities of $3.2 million and accrued interest of $5.9 million due to the timing of payments and an increase in related party payables due to an increase in royalties earned by Thoroughbred. Negatively impacting operating cash flows was an increase in inventory experienced during the three months ended March 31, 2014 due to timing of shipments, as well as an increase in accounts receivable related to the increase in revenue and the timing of cash receipts. Impacting cash flows from operations for the three months ended March 31, 2013 was lower operating income from lower sales volume, as compared to the same period of 2014. Operating cash flows were positively impacted during the three months ended March 31, 2013 due to the timing of certain cash outlays, including interest on the Notes and the settlement of related party amounts with Thoroughbred, which occurred in April 2013. In addition, we experienced an increase in accounts payable during the first quarter of 2013 due to increasing operating costs and the timing of payments. Negatively impacting operating cash flows was the increase in inventory experienced during the three months ended March 31, 2013 due to an increase in coal inventory on hand, as well as an increase in materials and supplies inventory with the addition of the Lewis Creek underground mine.

Net cash used in investing activities decreased $10.1 million to $3.1 million for the three months ended March 31, 2014, compared to $13.2 million for the same period of 2013. The current year investment is primarily attributable to capital expenditures associated with maintaining our existing fixed assets, whereas the prior year investment is largely attributable to capital expenditures on equipment and mine development for the completion of the Lewis Creek underground mine.

Net cash used in financing activities was $3.9 million for the three months ended March 31, 2014, compared to net cash used in financing activities of $2.5 million for the three months ended March 31, 2013. The current year and prior year activity relates primarily to scheduled capital lease and other long-term debt payments.

Contractual Obligations

Our contractual obligations have not changed materially from the disclosures in our Annual Report on Form 10-K filed with the SEC on March 25, 2014.

Capital Expenditures

Our mining operations require investments to expand, upgrade or enhance existing operations and to comply with environmental regulations. Our anticipated total capital expenditures for 2014 are estimated in a range of $36.0 million to $38.0 million, of which approximately 55% represents machinery, equipment, and land purchases and approximately 45% represents mine development related expenditures. The majority of our current year capital expenditures will be incurred in the second half of 2014. Management anticipates funding 2014 capital requirements with current cash balances and cash flows provided by operations. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability and cost of additional capital will depend upon prevailing market conditions and several other factors over which we have limited control, as well as our financial condition and results of operations.

Mine Development Costs

Mine development costs are capitalized until production commences, other than production incidental to the mine development process, and are amortized on a units-of-production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, removing overburden to access reserves in a new pit, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Our estimate of when construction of the mine for economic extraction is substantially complete is based upon a number of assumptions, such as expectations regarding the economic recoverability of reserves, the type of mine under development, and the completion of certain mine requirements, such as ventilation. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. We plan to begin development of a new underground mine beginning in the second half of 2014, which is anticipated to be completed in the first half of 2015.

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

As of March 31, 2014, we had approximately $37.8 million in surety bonds outstanding to secure the performance of our reclamation obligations, which were supported by approximately $6.0 million of cash escrowed as collateral.

Related Party Transactions

Merger of Related Parties

On February 1, 2014, Armstrong Resource Partners, L.P. merged with and into Thoroughbred Resources, LLC, with Armstrong Resource Partners, L.P. as the surviving entity (the Merger). Effective with the Merger, Armstrong Resource Partners, L.P. changed its name to Thoroughbred. Our wholly-owned subsidiary, Elk Creek GP, LLC, remained the general partner of the surviving entity, under the terms of the amended and restated limited partnership agreement, which is substantially the same as the limited partnership agreement in effect immediately prior to the Merger. As a result of the Merger, Elk Creek GP’s equity interest in the combined company was reduced to 0.2%.

In January 2014, our investment in Ram Terminals, LLC (RAM), an entity majority owned by Yorktown, was converted into an equal ownership percentage of Terminal Holdings, LLC, a holding company which is the sole member of both RAM and MG Midstreaming, LLC. Subsequent to the Merger, but also on February 1, 2014, Terminal Holdings, LLC merged with and into a merger subsidiary of Thoroughbred created for the purpose of the transaction, with Terminal Holdings, LLC as the surviving entity. Terminal Holdings, LLC was owned by us and Yorktown in the same percentage as our prior interest in RAM, and by virtue of the merger, our equity interest (consisting of 24,700 membership units), was converted into an equal number of common units representing limited partnership interests in Thoroughbred. Because of our ownership of Thoroughbred through Elk Creek GP, the newly converted interest will be accounted for under the equity method.

Sale of Coal Reserves

We have executed the sale, through a series of transactions, of certain land and mineral reserves to Thoroughbred beginning in February 2011. Subsequently, we entered into lease agreements with Thoroughbred pursuant to which Thoroughbred granted us leases to its undivided interests in the mining properties acquired and licenses to mine and sell coal from those properties in exchange for a production royalty. Due to our continuing involvement in the land and mineral reserves transferred, these transactions have been accounted for as financing arrangements. A long-term obligation has been established that is being amortized over the anticipated life of the mineral reserves. In addition, effective February 2011, we and Thoroughbred entered into a Royalty Deferment and Option Agreement whereby we have been granted an option to defer payment of any royalties earned by Thoroughbred on coal mined from its properties. The aforementioned acquisitions have been financed with a combination of cash and the forgiveness of amounts owed by us, which primarily consisted of deferred royalties.

On March 21, 2013, we agreed to sell an additional 2.59% undivided interest in certain land and mineral reserves to Thoroughbred. The percentage interest in the land and mineral reserves sold was based on a fair value determined by a third-party specialist. In exchange for the undivided interest in the land and mineral reserves, Thoroughbred forgave amounts owed by us totaling $4.9 million. This transaction closed on April 1, 2013 whereby Thoroughbred’s undivided interest in certain of our land and mineral reserves in Muhlenberg and Ohio Counties increased to 53.4%. In addition, the transferred mineral reserves were leased back to us on terms similar to those applicable to the previous transfers. As we will have a continuing involvement in the reserves, the transaction is accounted for as a financing arrangement and an additional long-term obligation to Thoroughbred of $4.9 million was recognized in the second quarter of 2013. As a result of the additional asset transfer, the effective interest rate on the long-term obligation to related party was adjusted to 10.65%.

As of March 31, 2014 and December 31, 2013, the outstanding long-term obligation to related party totaled $105.8 million and $106.3 million, respectively. Interest expense recognized for the three months ended March 31, 2014 and 2013 associated with the long-term obligation to related party was $1.8 million and $2.6 million, respectively. Based on the current mine plan, the effective interest rate of the obligation was reduced to 7.0% beginning January 1, 2014.

Short-term Note Receivable

On June 28, 2013, Thoroughbred acquired approximately 175 million tons of fee-owned coal reserves and approximately 23 million tons of leased coal reserves from a third party. The acquired coal reserves are located in Muhlenberg and McLean Counties of Kentucky, contiguous to our reserves. In February 2014, we entered into a lease of these reserves in exchange for a production royalty.

In connection with Thoroughbred’s acquisition of these coal reserves, we loaned Thoroughbred $17.5 million, which was repaid in July 2013. The proceeds of the loan, which was evidenced by a promissory note, were used by Thoroughbred to make a portion of the down payment for the purchase of the coal reserves.

Administrative Services Agreements

Effective as of January 1, 2011, we entered into an Administrative Services Agreement with Thoroughbred and its general partner, ECGP, pursuant to which we agreed to provide Thoroughbred with general administrative and management services, including, but not limited to, human resources, information technology, financial and accounting services and legal services. As consideration for the use of our employees and services, and for certain shared fixed costs, Thoroughbred paid us $0.3 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.

Other

In 2006 and 2007, we entered into overriding royalty agreements with a current and a former executive employee to compensate each of them $0.05/ton of coal mined and sold from properties owned by certain or our subsidiaries. The agreements remain in effect for the later of 20 years from the date of the agreement or until all salable coal has been extracted. Both royalty agreements transfer with the property regardless of ownership or lease status. The royalties are payable the month following the sale of coal mined from the specified properties. We account for these royalty arrangements as expense in the period in which the coal is sold. Associated royalty expense recorded in the three months ended March 31, 2014 and 2013 was $0.2 million and $0.2 million, respectively.

Please read “Item 13 - Certain Relationships and Related Party Transactions, and Director Independence” in our Annual Report on Form 10-K filed with the SEC on March 25, 2014 for additional information concerning related party transactions.

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

The most significant areas requiring the use of management estimates and assumptions relate to units-of-production amortization calculations, asset retirement obligations, useful lives for depreciation of fixed assets, and the accounting for the long-term obligation to related party. For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K filed with the SEC on March 25, 2014.

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

Some of the products used in our mining activities, such as diesel fuel, explosives and steel products for roof support used in our underground mining, are subject to price volatility. Through our suppliers, we utilize forward purchases to manage a portion of our exposure related to diesel fuel volatility. A hypothetical increase of $0.10 per gallon for diesel fuel would have increased net loss by $0.2 million for the three months ended March 31, 2014. A hypothetical increase of 10% in steel prices would have increased net loss by $0.5 million for the three months ended March 31, 2014. A hypothetical increase of 10% in explosives prices would have increased net loss by $0.5 million for the three months ended March 31, 2014.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based upon such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2014, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are involved from time to time in various lawsuits and claims arising in the ordinary course of business. Although the outcomes of these lawsuits and claims are uncertain, we do not believe any of them will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 25, 2014.

Item 4. Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item  104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 5. Other Information

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the fiscal quarter ended March 31, 2014.

Item 6. Exhibits

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

ARMSTRONG ENERGY, INC.

Date: May 15, 2014	By:	/s/ J. Richard Gist
J. Richard Gist
Senior Vice President, Finance and Administration and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)