Form 10-Q
period 2014-06-30
Armstrong Energy, Inc.
filed 2014-08-14
CIK 1532288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 1, 2014, there were 21,944,476 shares of Armstrong Energy, Inc.’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Armstrong Energy, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,589	$51,632
Accounts receivable	25,433	24,654
Inventories	12,345	12,683
Prepaid and other assets	2,405	3,669
Deferred income taxes	539	605

Total current assets	103,311	93,243
Property, plant, equipment, and mine development, net	412,064	424,365
Investments	3,237	3,224
Intangible assets, net	134	144
Other non-current assets	24,758	22,577

Total assets	$543,504	$543,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,778	$27,972
Accrued liabilities and other	17,539	16,234
Current portion of capital lease obligations	1,938	2,497
Current maturities of long-term debt	3,258	4,498

Total current liabilities	54,513	51,201
Long-term debt, less current maturities	197,021	198,186
Long-term obligation to related party	105,166	106,283
Related party payables, net	15,961	7,780
Asset retirement obligations	18,079	17,230
Long-term portion of capital lease obligations	1,271	2,222
Deferred income taxes	539	605
Other non-current liabilities	3,601	3,103

Total liabilities	396,151	386,610
Stockholders’ equity:
Common stock, $0.01 par value, 70,000,000 shares authorized, 21,935,226 and 21,933,710 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	219	219
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	—	—
Additional paid-in-capital	238,595	238,799
Accumulated deficit	(90,799)	(81,361)
Accumulated other comprehensive loss	(685)	(737)

Armstrong Energy, Inc.’s equity	147,330	156,920
Non-controlling interest	23	23

Total stockholders’ equity	147,353	156,943

Total liabilities and stockholders’ equity	$543,504	$543,553

See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$116,287	$101,244	$227,153	$202,466
Costs and Expenses:
Cost of coal sales, exclusive of items shown separately below	95,166	80,241	185,285	162,265
Production royalty to related party	2,240	1,967	4,264	4,017
Depreciation, depletion, and amortization	9,731	8,969	19,938	17,765
Asset retirement obligation expenses	500	592	1,008	1,165
General and administrative costs	4,743	5,483	9,989	11,316

Operating income	3,907	3,992	6,669	5,938
Other income (expense):
Interest expense, net	(8,290)	(8,659)	(16,534)	(17,212)
Other, net	245	134	427	245

Loss before income taxes	(4,138)	(4,533)	(9,438)	(11,029)
Income tax provision	—	—	—	—

Net loss	(4,138)	(4,533)	(9,438)	(11,029)
Income attributable to non-controlling interests	—	—	—	—

Net loss attributable to common stockholders	$(4,138)	$(4,533)	$(9,438)	$(11,029)

See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(4,138)	$(4,533)	$(9,438)	$(11,029)
Other comprehensive income (loss):
Postretirement benefit plan	26	24	52	(858)

Other comprehensive income (loss)	26	24	52	(858)

Comprehensive loss	(4,112)	(4,509)	(9,386)	(11,887)
Less: Comprehensive income (loss) attributable to non-controlling interests	—	—	—	—

Comprehensive loss attributable to common stockholders	$(4,112)	$(4,509)	$(9,386)	$(11,887)

See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2014

(Amounts in thousands)

	Common Stock		Preferred Stock		Additional Paid- in-Capital		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount		Accumulated Deficit		Non-Controlling Interest
Balance at December 31, 2013	21,934	$219	—	$—	$238,799	$(81,361)	$(737)	$23	$156,943
Net loss	—	—	—	—	—	(9,438)	—	—	(9,438)
Stock based compensation	—	—	—	—	(117)	—	—	—	(117)
Postretirement benefit plan	—	—	—	—	—	—	52	—	52
Repurchase of employee stock relinquished for tax withholdings	(8)	—	—	—	(87)	—	—	—	(87)
Shares issued under employee plan	9	—	—	—	—	—	—	—	—

Balance at June 30, 2014	21,935	$219	—	$—	$238,595	$(90,799)	$(685)	$23	$147,353

See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(9,438)	$(11,029)
Adjustments to reconcile net income to cash provided by operating activities:
Non-cash stock compensation expense	(117)	290
Income from equity affiliate	(15)	(16)
Gain on settlement of asset retirement obligation	—	(90)
Loss (gain) on disposal of property, plant and equipment	2	(30)
Amortization of original issue discount	365	322
Amortization of debt issuance costs	621	559
Depreciation, depletion and amortization	19,938	17,765
Asset retirement obligation expenses	1,008	1,165
Non-cash activity with related party, net	7,064	4,703
Non-cash interest on long-term obligations	(16)	317
Change in operating assets and liabilities:
Increase in accounts receivable	(779)	(2,014)
Decrease (increase) in inventories	338	(3,082)
Decrease in prepaid and other assets	1,317	800
(Increase) decrease in other non-current assets	(2,801)	2,058
Increase in accounts payable and accrued liabilities	5,147	16,511
Increase in other non-current liabilities	498	1,061

Net cash provided by operating activities:	23,132	29,290
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(6,843)	(23,372)
Advance to related party	—	(17,500)
Proceeds from disposal of fixed assets	5	255

Net cash used in investing activities	(6,838)	(40,617)
Cash Flows from Financing Activities:
Payment on capital lease obligations	(1,509)	(2,044)
Payment of long-term debt	(3,741)	(2,030)
Payment of financing costs and fees	—	(29)
Repurchase of employee stock relinquished for tax withholdings	(87)	—
Contributions of non-controlling interest	—	4

Net cash used in financing activities	(5,337)	(4,099)

Net change in cash and cash equivalents	10,957	(15,426)
Cash, at the beginning of the period	51,632	60,132

Cash, at the end of the period	$62,589	$44,706

	Six Months Ended June 30,
	2014	2013
Supplemental cash flow information:
Non-Cash Transactions:
Assets acquired with long-term debt	$971	$1,180

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

The Company’s wholly-owned subsidiary, Elk Creek GP, LLC (ECGP), has an approximate 0.2% ownership interest in Thoroughbred Resources, L.P. (Thoroughbred) (formerly Armstrong Resource Partners, L.P.). The various limited partners of Thoroughbred are related parties to the Company, as Thoroughbred is majority owned by investment funds managed by Yorktown Partners LLC (Yorktown), which has a majority ownership in the Company. The Company does not consolidate the financial results of Thoroughbred and accounts for its ownership in Thoroughbred under the equity method.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and U.S. Securities and Exchange Commission (the SEC) regulations. In the opinion of management, all adjustments consisting of normal, recurring accruals considered necessary for a fair presentation have been included. Balance sheet information presented herein as of December 31, 2013 has been derived from the Company’s audited consolidated balance sheet at that date. Results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC.

Reclassifications

Beginning in the first quarter of 2014, “Selling and other related expenses” in the consolidated statements of operations were reclassified to “Cost of coal sales.” “Selling and other related expenses” are primarily comprised of production and severance taxes and royalties, which are incurred as a percentage of coal sales or based on coal volumes. Prior periods have been reclassified to conform to the current presentation, with no impact to the Company’s reported net loss. This reclassification increased cost of coal sales as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of coal sales	$86,271	$71,994	$168,046	$146,606
Selling and other related expenses	8,895	8,247	17,239	15,659

Total	$95,166	$80,241	$185,285	$162,265

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard requires revenue to be recognized when promised goods or services are transferred to a customer in an amount that reflects the consideration expected in exchange for those goods or services. The new standard is effective for the Company on January 1, 2017. The standard permits the use of either the full retrospective or modified retrospective transition method and early adoption is not permitted. The Company is currently evaluating the impact of this new pronouncement on our financial statements.

2. INVENTORIES

Inventories consist of the following amounts:

	June 30, 2014	December 31, 2013
Materials and supplies	$10,316	$9,941
Coal—raw and saleable	2,029	2,742

Total	$12,345	$12,683

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of the following amounts:

	June 30, 2014	December 31, 2013
Payroll and related benefits	$9,565	$8,089
Taxes other than income taxes	4,565	3,879
Interest	979	995
Royalties	910	1,491
Other	1,520	1,780

Total	$17,539	$16,234

4. OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following amounts:

	June 30, 2014	December 31, 2013
Escrows and deposits	$5,649	$5,598
Restricted surety and cash bonds	6,666	4,509
Advanced royalties	4,102	3,509
Deferred financing costs, net	8,341	8,961

Total	$24,758	$22,577

5. RELATED-PARTY TRANSACTIONS

Merger of Related Parties

On February 1, 2014, Armstrong Resource Partners, L.P. merged with and into Thoroughbred Resources, LLC, with Armstrong Resource Partners, L.P. as the surviving entity (the Merger). Effective with the Merger, Armstrong Resource Partners, L.P. changed its name to Thoroughbred. The Company’s wholly-owned subsidiary, ECGP, remained the general partner of the surviving entity, under the terms of the amended and restated limited partnership agreement, which is substantially the same as the limited partnership agreement in effect immediately prior to the Merger. As a result of the Merger, ECGP’s equity interest in the combined company was reduced to approximately 0.2%.

In January 2014, the Company’s investment in Ram Terminals, LLC (RAM), an entity majority owned by Yorktown, was converted into an equal ownership percentage of Terminal Holdings, LLC, a holding company which is the sole member of both RAM and MG Midstreaming, LLC. Subsequent to the Merger, but also on February 1, 2014, Terminal Holdings, LLC merged with and into a merger subsidiary of Thoroughbred created for the purpose of the transaction, with Terminal Holdings, LLC as the surviving entity. Terminal Holdings, LLC was owned by the Company and Yorktown in the same percentage as their prior interests in RAM, and by virtue of the merger, the Company’s equity interest in Terminal Holdings, LLC was converted into an equal number of common units representing limited partnership interests in Thoroughbred. Because of the Company’s ownership interest in Thoroughbred through ECGP, the newly converted interest, which equaled 0.9%, will also be accounted for under the equity method.

Sale of Coal Reserves

The Company has executed the sale of an undivided interest in certain land and mineral reserves to Thoroughbred, through a series of transactions beginning in February 2011. Subsequently, the Company entered into lease agreements with Thoroughbred pursuant to which Thoroughbred granted the Company leases to its undivided interests in the mining properties acquired and licenses to mine and sell coal from those properties in exchange for a production royalty. Due to the Company’s continuing involvement in the land and mineral reserves transferred, these transactions have been accounted for as financing arrangements. A long-term obligation has been established that is being amortized over the anticipated life of the mineral reserves. In addition, effective February 2011, the Company and Thoroughbred entered into a Royalty Deferment and Option Agreement whereby the Company has been granted an option to defer payment of any royalties earned by Thoroughbred on coal mined from these properties.

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Compensation for the aforementioned transactions has consisted of a combination of cash payments and the forgiveness of amounts owed by the Company, which primarily consisted of deferred royalties.

On April 1, 2013, the Company sold an additional 2.59% undivided interest in certain land and mineral reserves to Thoroughbred. The percentage interest in the land and mineral reserves sold was based on a fair value determined by a third-party specialist. In exchange for the undivided interest in the land and mineral reserves, Thoroughbred forgave amounts owed by the Company totaling $4,886. This transaction increased Thoroughbred’s undivided interest in certain of the Company’s land and mineral reserves in Muhlenberg and Ohio Counties to 53.4%. In addition, the transferred mineral reserves were leased back to the Company on terms similar to those applicable to the previous transfers. As the Company will have a continuing involvement in the reserves, the transaction is accounted for as a financing arrangement and an additional long-term obligation to Thoroughbred of $4,886 was recognized in the second quarter of 2013. As a result of the additional asset transfer in April 2013, the effective interest rate on the long-term obligation to related party was adjusted to 10.65%. Based on the current mine plan, the effective interest rate of the obligation was reduced to 7.0% beginning January 1, 2014.

As of June 30, 2014 and December 31, 2013, the outstanding long-term obligation to related party totaled $105,166 and $106,283, respectively. Interest expense recognized for the three months ended June 30, 2014 and 2013 associated with the long-term obligation to related party was $1,837 and $2,773, respectively and for the six months ended June 30, 2014 and 2013 was $3,664 and $5,370 respectively.

Lease of Coal Reserves

In February 2011, Thoroughbred entered into a lease and sublease agreement with the Company relating to its Elk Creek reserves and granted the Company a license to mine coal on those properties. The terms of this agreement mirror those of the lease agreements associated with the jointly owned reserves. Total production royalties owed from mining of the Elk Creek reserves, where the Company’s Kronos mine resides, for the three months ended June 30, 2014 and 2013 totaled $2,240 and $1,967, respectively, and for the six months ended June 30, 2014 and 2013 $4,264 and $4,017, respectively.

Short-term Note Receivable

On June 28, 2013, Thoroughbred acquired approximately 175 million tons of fee-owned coal reserves and approximately 23 million tons of leased coal reserves from a third party. The acquired coal reserves are located in Muhlenberg and McLean Counties of Kentucky, contiguous to the Company’s reserves. In February 2014, the Company entered into a lease of these reserves from Thoroughbred in exchange for a production royalty.

In connection with Thoroughbred’s acquisition of these coal reserves, the Company loaned Thoroughbred $17,500, which was repaid in July 2013. The proceeds of the loan, which was evidenced by a promissory note, were used by Thoroughbred to make a portion of the down payment for the purchase of the coal reserves.

Administrative Services Agreements

Effective as of January 1, 2011, the Company entered into an Administrative Services Agreement with Thoroughbred and its general partner, ECGP, pursuant to which the Company agreed to provide Thoroughbred with general administrative and management services, including, but not limited to, human resources, information technology, financial and accounting services and legal services. As consideration for the use of the Company’s employees and services, and for certain shared fixed costs, Thoroughbred paid the Company $253 and $193 for the three months ended June 30, 2014 and 2013, respectively, and $507 and $387 for the six months ended June 30, 2014 and 2013, respectively. Prior to the Merger, the Company had separate administrative services agreements with Thoroughbred Resources, LLC and RAM. For the three and six months ended June 20, 2013, the Company was paid $36 and $72, respectively, for the associated services rendered to Thoroughbred Resources, LLC and RAM.

Other

In 2006 and 2007, the Company entered into overriding royalty agreements with a current and a former executive employee to compensate each of them $0.05/ton of coal mined and sold from properties owned by certain subsidiaries of the Company. The agreements remain in effect for the later of 20 years from the date of the agreement or until all salable coal has been extracted. Both royalty agreements transfer with the property regardless of ownership or lease status. The royalties are payable the month following the sale of coal mined from the specified properties. The Company accounts for these royalty arrangements as expense in the period in which the coal is sold. Associated royalty expense recorded in the three months ended June 30, 2014 and 2013 was $211 and $238, respectively, and $413 and $464 in the six months ended June 30, 2014 and 2013, respectively.

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT

The Company’s total indebtedness consisted of the following:

Type	June 30, 2014	December 31, 2013
11.75% Senior Secured Notes due 2019	$194,182	$193,817
Other	6,097	8,867

	200,279	202,684
Less: current maturities	3,258	4,498

Total long-term debt	$197,021	$198,186

Senior Secured Notes due 2019

On December 21, 2012, the Company completed a $200,000 offering of 11.75% Senior Secured Notes due 2019 (the Notes). The Notes were issued at an original issue discount (OID) of 96.567%. The OID was recorded on the Company’s balance sheet as a component of long-term debt, and is being amortized to interest expense over the life of the Notes. As of June 30, 2014 and December 31, 2013, the unamortized OID was $5,818 and $6,183, respectively. Interest on the Notes is due semiannually on June 15 and December 15 of each year, with the first payment being made on June 15, 2013. The Company used $123,698 of the proceeds from this issuance to prepay and terminate its previous Senior Secured Credit Facility, including accrued and unpaid interest. In addition, the Company used the proceeds to pay fees and expenses of $8,358 related to the Notes offering. A loss on extinguishment of debt of $3,953 was recorded in the fourth quarter of 2012 in connection with the write-off of unamortized deferred financing fees related to the previous Senior Secured Credit Facility.

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

2012 Credit Facility

Concurrently with the closing of the Notes offering on December 21, 2012, the Company entered into a new asset based revolving credit facility (the 2012 Credit Facility). The 2012 Credit Facility provides for a five-year $50,000 revolving credit facility that will expire on December 21, 2017. Borrowings under the 2012 Credit Facility may not exceed a borrowing base, as defined within the agreement. In addition, the 2012 Credit Facility includes a $10,000 letter of credit sub-facility and a $5,000 swingline loan sub-facility. As of June 30, 2014 and December 31, 2013, there were no borrowings outstanding under the 2012 Credit Facility, and the Company had $20,183 available for borrowing under the 2012 Credit Facility at June 30, 2014. The Company incurred $1,198 of deferred financing fees related to the 2012 Credit Facility that have been capitalized and are being amortized to interest expense over the life of the 2012 Credit Facility.

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

	June 30, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
11.75% Senior Secured Notes due 2019(1)	$215,000	$194,182	$199,000	$193,817
Long-term obligation to related party	108,706	105,166	109,930	106,283

Total	$323,706	$299,348	$308,930	$300,100

(1)	The carrying value of the Notes is net of the unamortized OID as of June 30, 2014 and December 31, 2013, respectively.

The fair value of the Notes is based on quoted market prices, while the fair value of the long-term obligation to related party was based on estimated cash flows discounted to their present value.

8. INCOME TAXES

The Company has not recognized certain income tax benefits as it does not believe it is more likely than not it will be able to realize its net deferred tax assets. The Company has therefore established a valuation allowance against its net deferred tax assets as of June 30, 2014 and December 31, 2013. Based on the anticipated reversals of its deferred tax assets and deferred tax liabilities, the Company has concluded a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.

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

Net periodic postretirement benefit cost included the following components:

	Three months ended June 30, 2014 and 2013		Six months ended June 30, 2014 and 2013
Service cost for benefits earned	$259	$282	$517	$564
Interest cost on accumulated postretirement benefit obligation	21	9	43	18
Amortization of prior service cost	26	24	52	49

Net periodic postretirement cost	$306	$315	$612	$631

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss), net of tax, for the three months ended June 30, 2014 consisted of the following:

Postretirement Benefit Plan
Balance as of December 31, 2013	$(737)
Other comprehensive loss before reclassifications	—
Amounts reclassified from accumulated other comprehensive income (loss)	52

Net current-period accumulated other comprehensive loss	(685)

Balance as of June 30, 2014	$(685)

The following is a summary of reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2014 and 2013:

Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income (Loss) Is Presented		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended June 30,
			2014	2013
Amortization of postretirement benefit plan items —Prior service cost	(a	)	$(26)	$(24)

			(26)	(24)
Income taxes			—	—

Total reclassifications			$(26)	$(24)

Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income (Loss) Is Presented		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) For the Six Months Ended June 30,
			2014	2013
Amortization of postretirement benefit plan items —Prior service cost	(a	)	$(52)	$(49)

			(52)	(49)
Income taxes			—	—

Total reclassifications			$(52)	$(49)

(a)	This component of accumulated other comprehensive income (loss) is included in the computation of net period postretirement cost. See Note 9.

11. EQUITY AWARDS

The primary stock-based compensation tool used by the Company for its employee base is through awards of restricted stock, which generally cliff vest after two to three years of service. The fair value of restricted stock is equal to the fair market value of our common stock at the date of grant and is amortized to expense ratably over the vesting period, net of forfeitures. During the three months ended June 30, 2014, the Company reversed $211 of previously recognized compensation expense due to a change in the estimated forfeiture rate from 0% to 100% on a non-vested restricted stock grant to a former employee who resigned during the second quarter of 2014.

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES

The Company is subject to various market, operational, financial, regulatory, and legislative risks. Numerous federal, state, and local governmental permits and approvals are required for mining operations. Federal and state regulations require regular monitoring of mines and other facilities to document compliance. Monetary penalties of $1,314 and $1,064 related to Mine Safety and Health Administration (MSHA) fines were accrued as of June 30, 2014 and December 31, 2013, respectively.

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

Coal Sales Contracts

The Company is committed under multi-year supply agreements to sell coal that meets certain quality requirements at specified prices. These contracts typically have specific volume and pricing arrangements for each year of the agreement, which allows customers to secure a supply for their future needs and provides the Company with greater predictability of sales volume and sales prices. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer or the Company. The remaining terms of the Company’s coal supply agreements range from one to six years. The Company, via contractual agreements, has committed volumes of sales in 2014 and 2015 of 9.8 million tons and 8.2 million tons, respectively.

13. Supplemental Guarantor/Non-Guarantor Financial Information

In accordance with the indentures governing the Notes, certain wholly-owned subsidiaries of the Company (the Guarantor Subsidiaries) have fully and unconditionally guaranteed the Notes, on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to the holders of the Notes. The following historical financial statement information is provided for the Guarantor Subsidiaries. The non-guarantor subsidiaries are considered to be “minor” as the term is defined in Rule 3-10 of Regulation S-X promulgated by the SEC and the financial position, results of operations, and cash flows of the non-guarantor subsidiaries are, therefore, included in the condensed financial data of the Guarantor Subsidiaries.

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Condensed Consolidating Balance Sheets

	June 30, 2014
	Parent /Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$62,589	$—	$62,589
Accounts receivable	—	25,433	—	25,433
Inventories	—	12,345	—	12,345
Prepaid and other assets	196	2,209	—	2,405
Deferred income taxes	539	—	—	539

Total current assets	735	102,576	—	103,311
Property, plant, equipment, and mine development, net	14,688	397,376	—	412,064
Investments	—	3,237	—	3,237
Investments in subsidiaries	206,688	—	(206,688)	—
Intercompany receivables	111,029	(111,029)	—	—
Intangible assets, net	—	134	—	134
Other non-current assets	9,076	15,682	—	24,758

Total assets	$342,216	$407,976	$(206,688)	$543,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100	$31,678	$—	$31,778
Accrued liabilities and other	2,625	14,914	—	17,539
Current portion of capital lease obligations	—	1,938	—	1,938
Current maturities of long-term debt	—	3,258	—	3,258

Total current liabilities	2,725	51,788	—	54,513
Long-term debt, less current maturities	194,182	2,839	—	197,021
Long-term obligation to related party	—	105,166	—	105,166
Related party payables, net	(2,703)	18,664	—	15,961
Asset retirement obligations	—	18,079	—	18,079
Long-term portion of capital lease obligations	—	1,271	—	1,271
Deferred income taxes	539	—	—	539
Other non-current liabilities	143	3,458	—	3,601

Total liabilities	194,886	201,265	—	396,151
Stockholders’ equity:
Armstrong Energy, Inc.’s equity	147,330	206,688	(206,688)	147,330
Non-controlling interest	—	23	—	23

Total stockholders’ equity	147,330	206,711	(206,688)	147,353

Total liabilities and stockholders’ equity	$342,216	$407,976	$(206,688)	$543,504

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2013
	Parent /Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$51,632	$—	$51,632
Accounts receivable	—	24,654	—	24,654
Inventories	—	12,683	—	12,683
Prepaid and other assets	170	3,499	—	3,669
Deferred income taxes	605	—	—	605

Total current assets	775	92,468	—	93,243
Property, plant, equipment, and mine development, net	15,095	409,270	—	424,365
Investments	—	3,224	—	3,224
Investments in subsidiaries	200,865	—	(200,865)	—
Intercompany receivables	126,410	(126,410)	—	—
Intangible assets, net	—	144	—	144
Other non-current assets	9,697	12,880	—	22,577

Total assets	$352,842	$391,576	$(200,865)	$543,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100	$27,872	$—	$27,972
Accrued liabilities and other	3,486	12,748	—	16,234
Current portion of capital lease obligations	—	2,497	—	2,497
Current maturities of long-term debt	—	4,498	—	4,498

Total current liabilities	3,586	47,615	—	51,201
Long-term debt, less current maturities	193,817	4,369	—	198,186
Long-term obligation to related party	—	106,283	—	106,283
Related party payables, net	(2,206)	9,986	—	7,780
Asset retirement obligations	—	17,230	—	17,230
Long-term portion of capital lease obligations	—	2,222	—	2,222
Deferred income taxes	605	—	—	605
Other non-current liabilities	120	2,983	—	3,103

Total liabilities	195,922	190,688	—	386,610
Stockholders’ equity:
Armstrong Energy, Inc.’s equity	156,920	200,865	(200,865)	156,920
Non-controlling interest	—	23	—	23

Total stockholders’ equity	156,920	200,888	(200,865)	156,943

Total liabilities and stockholders’ equity	$352,842	$391,576	$(200,865)	$543,553

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2014
	Parent /Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$116,287	$—	$116,287
Costs and Expenses:
Cost of coal sales, exclusive of items shown separately below	—	95,166	—	95,166
Production royalty to related party	—	2,240	—	2,240
Depreciation, depletion, and amortization	471	9,260	—	9,731
Asset retirement obligation expenses	—	500	—	500
General and administrative costs	909	3,834	—	4,743

Operating (loss) income	(1,380)	5,287	—	3,907
Other income (expense):
Interest expense, net	(6,237)	(2,053)	—	(8,290)
Other, net	—	245	—	245
Income from investment in subsidiaries	3,479	—	(3,479)	—

(Loss) income before income taxes	(4,138)	3,479	(3,479)	(4,138)
Income tax provision	—	—	—	—

Net (loss) income	(4,138)	3,479	(3,479)	(4,138)
Income attributable to non-controlling interests	—	—	—	—

Net (loss) income attributable to common stockholders	$(4,138)	$3,479	$(3,479)	$(4,138)

	Three Months Ended June 30, 2013
	Parent /Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$101,244	$—	$101,244
Costs and Expenses:
Cost of coal sales, exclusive of items shown separately below	—	80,241	—	80,241
Production royalty to related party	—	1,967	—	1,967
Depreciation, depletion, and amortization	421	8,548	—	8,969
Asset retirement obligation expenses	—	592	—	592
General and administrative costs	1,262	4,221	—	5,483

Operating (loss) income	(1,683)	5,675	—	3,992
Other income (expense):
Interest expense, net	(5,635)	(3,024)	—	(8,659)
Other, net	—	134	—	134
Income from investment in subsidiaries	2,785	—	(2,785)	—

(Loss) income before income taxes	(4,533)	2,785	(2,785)	(4,533)
Income tax provision	—	—	—	—

Net (loss) income	(4,533)	2,785	(2,785)	(4,533)
Income attributable to non-controlling interests	—	—	—	—

Net (loss) income attributable to common stockholders	$(4,533)	$2,785	$(2,785)	$(4,533)

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Condensed Consolidated Statements of Operations

	Six Months Ended June 30, 2014
	Parent /Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$227,153	$—	$227,153
Costs and Expenses:
Cost of coal sales, exclusive of items shown separately below	—	185,285	—	185,285
Production royalty to related party	—	4,264	—	4,264
Depreciation, depletion, and amortization	947	18,991	—	19,938
Asset retirement obligation expenses	—	1,008	—	1,008
General and administrative costs	1,829	8,160	—	9,989

Operating (loss) income	(2,776)	9,445	—	6,669
Other income (expense):
Interest expense, net	(12,485)	(4,049)	—	(16,534)
Other, net	—	427	—	427
Income from investment in subsidiaries	5,823	—	(5,823)	—

(Loss) income before income taxes	(9,438)	5,823	(5,823)	(9,438)
Income tax provision	—	—	—	—

Net (loss) income	(9,438)	5,823	(5,823)	(9,438)
Income attributable to non-controlling interests	—	—	—	—

Net (loss) income attributable to common stockholders	$(9,438)	$5,823	$(5,823)	$(9,438)

	Six Months Ended June 30, 2013
	Parent /Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$202,466	$—	$202,466
Costs and Expenses:
Cost of coal sales, exclusive of items shown separately below	—	162,265	—	162,265
Production royalty to related party	—	4,017	—	4,017
Depreciation, depletion, and amortization	823	16,942	—	17,765
Asset retirement obligation expenses	—	1,165	—	1,165
General and administrative costs	2,457	8,859	—	11,316

Operating (loss) income	(3,280)	9,218	—	5,938
Other income (expense):
Interest expense, net	(11,302)	(5,910)	—	(17,212)
Other, net	—	245	—	245
Income from investment in subsidiaries	3,553	—	(3,553)	—

(Loss) income before income taxes	(11,029)	3,553	(3,553)	(11,029)
Income tax provision	—	—	—	—

Net (loss) income	(11,029)	3,553	(3,553)	(11,029)
Income attributable to non-controlling interests	—	—	—	—

Net (loss) income attributable to common stockholders	$(11,029)	$3,553	$(3,553)	$(11,029)

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2014
	Parent /Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(4,138)	$3,479	$(3,479)	$(4,138)
Other comprehensive income:
Postretirement benefit plan	—	26	—	26

Other comprehensive income	—	26	—	26

Comprehensive (loss) income	(4,138)	3,505	(3,479)	(4,112)
Less: Comprehensive income (loss) attributable to non-controlling interests	—	—	—	—

Comprehensive (loss) income attributable to common stockholders	$(4,138)	$3,505	$(3,479)	$(4,112)

	Three Months Ended June 30, 2013
	Parent /Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(4,533)	$2,785	$(2,785)	$(4,533)
Other comprehensive loss:
Postretirement benefit plan	—	24	—	24

Other comprehensive loss	—	24	—	24

Comprehensive loss	(4,533)	2,809	(2,785)	(4,509)
Less: Comprehensive income (loss) attributable to non-controlling interests	—	—	—	—

Comprehensive loss attributable to common stockholders	$(4,533)	$2,809	$(2,785)	$(4,509)

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Condensed Consolidated Statements of Comprehensive Income (Loss)

	Six Months Ended June 30, 2014
	Parent /Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(9,438)	$5,823	$(5,823)	$(9,438)
Other comprehensive income:
Postretirement benefit plan	—	52	—	52

Other comprehensive income	—	52	—	52

Comprehensive (loss) income	(9,438)	5,875	(5,823)	(9,386)
Less: Comprehensive income (loss) attributable to non-controlling interests	—	—	—	—

Comprehensive (loss) income attributable to common stockholders	$(9,438)	$5,875	$(5,823)	$(9,386)

	Six Months Ended June 30, 2013
	Parent /Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(11,029)	$3,553	$(3,553)	$(11,029)
Other comprehensive loss:
Postretirement benefit plan	—	(858)	—	(858)

Other comprehensive loss	—	(858)	—	(858)

Comprehensive loss	(11,029)	2,695	(3,553)	(11,887)
Less: Comprehensive income (loss) attributable to non-controlling interests	—	—	—	—

Comprehensive loss attributable to common stockholders	$(11,029)	$2,695	$(3,553)	$(11,887)

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2014
	Parent /Issuer	Guarantor Subsidiaries	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities:	$(14,754)	$37,886	$23,132
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(540)	(6,303)	(6,843)
Proceeds from disposal of fixed assets	—	5	5

Net cash used in investing activities	(540)	(6,298)	(6,838)
Cash Flows from Financing Activities:
Payment on capital lease obligations	—	(1,509)	(1,509)
Payment of long-term debt	—	(3,741)	(3,741)
Transactions with affiliates, net	15,381	(15,381)	—
Repurchase of employee stock relinquished for tax withholdings	(87)	—	(87)

Net cash provided by (used in) financing activities	15,294	(20,631)	(5,337)

Net change in cash and cash equivalents	—	10,957	10,957
Cash, at the beginning of the period	—	51,632	51,632

Cash, at the end of the period	$—	$62,589	$62,589

	Six Months Ended June 30, 2013
	Parent /Issuer	Guarantor Subsidiaries	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities:	$(12,139)	$41,429	$29,290
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	—	(23,372)	(23,372)
Advance to related party	—	(17,500)	(17,500)
Proceeds from disposal of fixed assets	—	255	255

Net cash used in investing activities	—	(40,617)	(40,617)
Cash Flows from Financing Activities:
Payment on capital lease obligations	—	(2,044)	(2,044)
Payment of long-term debt	—	(2,030)	(2,030)
Payment of financing costs and fees	(29)	—	(29)
Contributions of non-controlling interest	—	4	4
Transactions with affiliates, net	12,093	(12,093)	—

Net cash provided by (used in) financing activities	12,064	(16,163)	(4,099)

Net change in cash and cash equivalents	(75)	(15,351)	(15,426)
Cash, at the beginning of the period	75	60,057	60,132

Cash, at the end of the period	$—	$44,706	$44,706

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Various statements contained in this quarterly report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this quarterly report speak only as of the date of this quarterly report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

•	market demand for coal and electricity;

•	geologic conditions, weather and other inherent risks of coal mining that are beyond our control;

•	competition within our industry and with producers of competing energy sources;

•	excess production and production capacity;

•	our ability to acquire or develop coal reserves in an economically feasible manner;

•	inaccuracies in our estimates of our coal reserves;

•	availability and price of mining and other industrial supplies, including steel-based supplies, diesel fuel, rubber tires and explosives;

•	the continued weakness in global economic conditions or in any industry in which our customers operate, or sustained uncertainty in financial markets, which may cause conditions we cannot predict;

•	the disruption of rail, barge and other systems that deliver our coal;

•	coal users switching to other fuels in order to comply with various environmental standards;

•	volatility in the capital and credit markets;

•	availability of skilled employees and other workforce factors;

•	disruptions in the quantities of coal produced at our operations as a consequence of weather or equipment or mine failures;

•	our ability to collect payments from our customers;

•	defects in title or the loss of a leasehold interest;

•	railroad, barge, truck and other transportation performance and costs;

•	our ability to secure new coal supply arrangements or to renew existing coal supply arrangements;

•	our relationships with, and other conditions affecting, our customers;

•	the deferral of contracted shipments of coal by our customers;

•	our ability to service our outstanding indebtedness;

•	our ability to comply with the restrictions imposed by our revolving credit facility, the indenture governing our notes and other financing arrangements;

•	the availability and cost of surety bonds;

•	terrorist attacks, military action or war;

•	our ability to obtain and renew various permits, including permits authorizing the disposition of certain mining waste;

•	existing and future legislation and regulations affecting both our coal mining operations and our customers’ coal usage, governmental policies and taxes, including those aimed at reducing emissions of elements such as mercury, sulfur dioxide, nitrogen oxides, or toxic gases, such as hydrogen chloride, particulate matter or greenhouse gases;

•	the accuracy of our estimates of reclamation and other mine closure obligations;

•	our customers’ ability to meet existing or new regulatory requirements and associated costs, including disposal of coal combustion waste material;

•	our ability to attract and retain key management personnel; and

•	efforts to organize our workforce for representation under a collective bargaining agreement.

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

We market our coal primarily to large utilities with coal-fired, base-load, scrubbed power plants under multi-year coal supply agreements. Our multi-year coal supply agreements usually have specific volume and pricing arrangements for each year of the agreement. These agreements allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices. At June 30, 2014, we had coal supply agreements with eight customers for terms ranging from one to six years. We are contractually committed to sell 9.8 million tons of coal in 2014 and 8.2 million tons of coal in 2015. The average price per committed ton for 2014 is $46.81 and the average price per committed ton for 2015 is $48.19.

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

Recent Developments

Lewis Creek Underground Mine

Our Lewis Creek underground mine, which produces coal from the West Kentucky #9 seam, has experienced significant operating inefficiencies since July 2013 due to the geological conditions of the portion of the reserve being mined. As a result of the ongoing mining difficulties, the decision was made at the end of the first quarter of 2014 not to continue advancing under the current mine plan, but rather to retreat and mine only in the eastern portion of the reserve, which is expected to be fully depleted in the first half of 2015. The mine plan was initially changed to abandon the existing portal to the Lewis Creek underground mine and relocate all of the equipment to our other mining operations. However, during the second quarter of 2014, we began obtaining drill samples and performed analysis of the West Kentucky #8 coal seam, which lies beneath the currently mined seam. We continue to analyze the information and are considering a further change to the mine plan to drive an additional slope deeper to the West Kentucky #8 seam. As a result, we have delayed the decision to abandon the portal at the Lewis Creek underground mine until we have completed our assessment on the feasibility of mining the lower seam, which is expected to be done in the third quarter of 2014.

Coal Mine Dust Regulations

On Oct. 19, 2010, the U.S. Mine Safety and Health Administration (MSHA) published a proposed rule regulating miners’ exposure to respirable coal mine dust in all underground and surface coal mines. On April 23, 2014, MSHA issued a final rule with respect to the issue which, among other things, reduces the overall dust standard from 2.0 mg to 1.5 mg per cubic metre of air and cuts in half the standard from 1.0 to 0.5 for certain mine entries and miners with pneumoconiosis. The rule also requires mine operators to install devices to continuously monitor a mine’s dust levels, and take immediate action when levels are too high. Some of the costs of complying with the new dust standards may be passed on to our customers, based on the terms of our long-term contracts. The new rule has a staggered implementation with some of the provisions requiring compliance by August 2014, while certain provisions, including continuous monitoring of coal mine dust concentrations and the overall reduction in the limit of respirable coal mine dust, will not be effective until 2016. We are reviewing the final rule and evaluating its potential effects on our financial condition and results of operations.

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

We define “Adjusted EBITDA” as net income (loss) before deducting net interest expense, income taxes, depreciation, depletion and amortization, asset retirement obligation expense, non-cash production royalty for related party, loss on settlement of interest rate swap, loss on deferment of equity offering, gain on settlement of asset retirement obligations, non-cash stock compensation expense, non-cash charges related to non-recourse notes, gain on deconsolidation, and (gain) loss on extinguishment of debt. We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate Adjusted EBITDA in the same manner. We present Adjusted EBITDA because we consider it an important supplemental measure of our performance and believe it is useful to an investor in evaluating our company. We also include a quantitative reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net income (loss), in the sections that follow.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Summary

	Three Months Ended June 30,		Change
	2014	2013	Amount	Percentage
	(In thousands, except per ton amounts)
Tons of coal sold	2,475	2,241	234	10.4%
Total revenue	$116,287	$101,244	$15,043	14.9%
Average sales price per ton	$46.98	$45.18	$1.80	4.0%
Cost of coal sales[2]	$95,166	$80,241	$(14,925)	(18.6%)
Average cost of sales per ton[2]	$38.45	$35.81	$(2.64)	(7.4%)
Net loss	$4,138	$4,533	$395	8.7%
Adjusted EBITDA[1]	$16,443	$15,725	$718	4.6%

[1]	Non-GAAP measure; please see definition above and reconciliation below.
[2]	Includes revenue-based production taxes and royalties; excludes depreciation, depletion, and amortization; asset retirement obligation expenses; and general and administrative costs.

Revenue

Our coal sales revenue for the three months ended June 30, 2014 increased by $15.0 million, or 14.9%, to $116.3 million, as compared to $101.2 million for the three months ended June 30, 2013. This increase is attributable to a favorable volume variance of approximately 0.2 million tons sold in the current year ($10.6 million) and a favorable price variance of $4.4 million year-over-year due to favorable customer mix and higher year-over-year contract prices. The completion of the Lewis Creek underground mine in July 2013 led to additional capacity experienced in the current year.

Cost of Coal Sales

Cost of coal sales increased 18.6% to $95.2 million in the three months ended June 30, 2014, from $80.2 million in the same period of 2013. On a per ton basis, our cost of coal sales increased during the three months ended June 30, 2014, compared to the same period of 2013, from $35.81 per ton to $38.45 per ton. This increase is due to lower productivity at the Parkway underground mine driven by poor geological conditions and production inefficiencies encountered at the Lewis Creek underground mine subsequent to the completion of the development of the mine, partially offset by favorable mining conditions at our Midway surface mine in the current year.

Production Royalties to Related Party

Production royalties to related party increased $0.2 million to $2.2 million for the three months ended June 30, 2014, as compared to $2.0 million in the same period of 2013. The increase relates to production royalties earned by our affiliate, Thoroughbred Resources, L.P. (Thoroughbred), being higher as a result of an increase in sales originating from our Kronos mine (where the mineral reserves are leased directly from Thoroughbred) in the current quarter, as compared to the same period of 2013.

Depreciation, Depletion and Amortization

Depreciation, depletion, and amortization (DD&A) expenses increased by $0.8 million, or 8.5%, during the three months ended June 30, 2014 to $9.7 million, as compared to the same period of 2013. The increase is primarily due to an increase in depreciation of machinery and equipment as we expanded our operations with the completion of the development of the Lewis Creek underground mine in July 2013. In addition, depletion and amortization expenses were slightly higher as a result of the higher production in 2014, as compared to the prior year.

Asset Retirement Obligation Expense

Asset retirement obligation expense decreased by $0.1 million to $0.5 million in the three months ended June 30, 2014, as compared to the same period of 2013. The decrease is primarily attributable to changes in asset retirement cost estimates based on revisions to discount rates, reserve valuations and projected mine lives.

General and Administrative Costs

General and administrative (G&A) costs were $4.7 million for the three months ended June 30, 2014, which was $0.7 million, or 13.5%, lower than the three months ended June 30, 2013. On a per ton basis for the three months ended June 30, 2014, G&A expenses were $1.92, compared to $2.45 for the three months ended June 30, 2013. The decrease in the three months ended June 30, 2014, as compared to the same period of 2013, is due primarily to lower share-based compensation ($0.3 million) due to the forfeiture of a grant and the reversal of the associated expense and lower non-income related taxes ($0.4 million).

Interest Expense, Net

Interest expense, net is derived from the following components:

	Three Months Ended June 30,
	2014	2013
	(In thousands)
11.75% Senior Secured Notes due 2019	$5,875	$5,875
Senior Secured Credit Facility	—	—
Long-term obligation to related party	1,837	2,773
Other, net	578	26

Total	$8,290	$8,674

Interest expense, net was $8.3 million for the three months ended June 30, 2014, as compared to $8.7 million for the three months ended June 30, 2013. The decrease is principally attributable to a decrease in the effective interest rate on the long-term obligation to related party due to revisions in the mine plan at December 31, 2013, partially offset by the increase in the principal balance of the long-term obligation to related party from the closing of the reserve transfer to Thoroughbred in April 2013, which increased the principal balance on the obligation by $4.9 million, and a lesser amount of capitalized interest in the current quarter due to a decline in capital expenditures year over year.

Net Loss

Net loss for the three months ended June 30, 2014 was $4.1 million, as compared to $4.5 million for the same period of 2013. The decrease in net loss is largely due to the improved gross margin resulting from the favorable volume variance and the reduction in G&A costs and interest expense year-over-year.

Adjusted EBITDA

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable GAAP measure:

	Three Months Ended June 30,
	2014	2013
	(In thousands)
Net loss	$(4,138)	$(4,533)
Income tax provision	—	—
Depreciation, depletion, and amortization	9,731	8,969
Asset retirement obligation expense	500	592
Non-cash production royalty to related party	2,240	1,967
Interest expense, net	8,290	8,659
Non-cash stock compensation expense	(180)	71

Adjusted EBITDA	$16,443	$15,725

Our Adjusted EBITDA for the three months ended June 30, 2014 was $16.4 million, as compared to $15.7 million for the three months ended June 30, 2013. The increase in Adjusted EBITDA resulted primarily from improved gross margin as a result of selling 0.2 million tons more in the three months ended June 30, 2014, as compared to the same period of 2013, as well as lower G&A costs, exclusive of stock compensation expense, experienced in the current quarter.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Summary

	Six Months Ended June 30,		Change
	2014	2013	Amount	Percentage
	(In thousands, except per ton amounts)
Tons of coal sold	4,832	4,454	378	8.5%
Total revenue	$227,153	$202,466	$24,687	12.2%
Average sales price per ton	$47.01	$45.45	$1.56	3.4%
Cost of coal sales[2]	$185,285	$162,265	$(23,020)	(14.2%)
Average cost of sales per ton[2]	$38.35	$36.43	$(1.92)	(5.3%)
Net loss	$9,438	$11,029	$(1,591)	(14.4%)
Adjusted EBITDA[1]	$32,189	$29,330	$2,859	9.7%

[1]	Non-GAAP measure; please see definition above and reconciliation below.
[2]	Includes revenue-based production taxes and royalties; excludes depreciation, depletion, and amortization; asset retirement obligation expenses; and general and administrative costs.

Revenue

Our coal sales revenue for the six months ended June 30, 2014 increased by $24.7 million, or 12.2%, to $227.2 million, as compared to $202.5 million for the six months ended June 30, 2013. This increase is attributable to a favorable volume variance of approximately 0.4 million tons sold in the current year ($17.8 million) and a favorable price variance of $6.9 million year-over-year due to favorable customer mix and higher year-over-year contract prices. The completion of the Lewis Creek underground mine in July 2013 led to additional capacity experienced in the current year.

Cost of Coal Sales

Cost of coal sales increased 14.2% to $185.3 million in the six months ended June 30, 2014, from $162.3 million in the same period of 2013. On a per ton basis, our cost of coal sales increased during the six months ended June 30, 2014, compared to the same period of 2013, from $36.43 per ton to $38.35 per ton. This increase is due to lower productivity at the Parkway underground mine driven by poor geological conditions and production inefficiencies encountered at the Lewis Creek underground mine subsequent to the completion of the development of the mine, partially offset by favorable mining conditions at our Midway surface mine in the current year.

Production Royalties to Related Party

Production royalties to related party increased $0.3 million to $4.3 million for the six months ended June 30, 2014, as compared to $4.0 million in the same period of 2013. The increase relates to production royalties earned by our affiliate, Thoroughbred, being higher as a result of an increase in sales originating from our Kronos mine in the current year, as compared to the same period of 2013.

Depreciation, Depletion and Amortization

DD&A expenses increased by $2.2 million, or 12.2%, during the six months ended June 30, 2014 to $19.9 million, as compared to the same period of 2013. The increase is primarily due to an increase in depreciation of machinery and equipment as we expanded our operations with the completion of the development of the Lewis Creek underground mine in July 2013. In addition, depletion and amortization expenses were higher as a result of the higher production in 2014, as compared to the prior year.

Asset Retirement Obligation Expense

Asset retirement obligation expense decreased by $0.2 million to $1.0 million in the six months ended June 30, 2014, as compared to the same period of 2013. The decrease is primarily attributable to changes in asset retirement cost estimates based on revisions to discount rates, reserve valuations and projected mine lives.

General and Administrative Costs

G&A costs were $10.0 million for the six months ended June 30, 2014, which was $1.3 million, or 11.7%, lower than the six months ended June 30, 2013. On a per ton basis for the six months ended June 30, 2014, G&A expenses were $2.07, as compared to $2.54 for the six months ended June 30, 2013. The decrease in the six months ended June 30, 2014, as compared to the same period of 2013, is due primarily to lower non-income related taxes ($0.6 million), lower legal and other professional fees ($0.3 million) and lower share-based compensation ($0.4 million) from the decline in unvested shares and the forfeiture of a grant and the reversal of the associated expense during the second quarter of 2014.

Interest Expense, Net

Interest expense, net is derived from the following components:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
11.75% Senior Secured Notes due 2019	$11,750	$11,750
Senior Secured Credit Facility	—	—
Long-term obligation to related party	3,664	5,370
Other, net	1,120	92

Total	$16,534	$17,212

Interest expense, net was $16.5 million for the six months ended June 30, 2014, as compared to $17.2 million for the six months ended June 30, 2013. The decrease is principally attributable to a decrease in the effective interest rate on the long-term obligation to related party due to revisions in the mine plan at December 31, 2013, partially offset by the increase in the principal balance of the long-term obligation to related party from the closing of the reserve transfer to Thoroughbred in April 2013, which increased the principal balance on the obligation by $4.9 million, and a lesser amount of capitalized interest in the current year due to a decline in capital expenditures year over year.

Net Loss

Net loss for the six months ended June 30, 2014 was $9.4 million, as compared to $11.0 million for the same period of 2013. The decrease in net loss is largely due to the improved gross margin resulting from the favorable volume variance and the reduction in G&A costs and interest expense year-over-year.

Adjusted EBITDA

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable GAAP measure:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Net loss	$(9,438)	$(11,029)
Income tax provision	—	—
Depreciation, depletion, and amortization	19,938	17,765
Asset retirement obligation expense	1,008	1,165
Non-cash production royalty to related party	4,264	4,017
Interest expense, net	16,534	17,212
Non-cash stock compensation expense	(117)	290
Gain on settlement of asset retirement obligation	—	(90)

Adjusted EBITDA	$32,189	$29,330

Our Adjusted EBITDA for the six months ended June 30, 2014 was $32.2 million, as compared to $29.3 million for the six months ended June 30, 2013. The increase resulted primarily from improved gross margin as a result of selling 0.4 million tons more in the six months ended June 30, 2014, as compared to the same period of 2013, as well as lower G&A costs, exclusive of stock compensation expense, experienced in the current year.

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

We believe our existing cash balances, cash generated from operations and capacity under the 2012 Credit Facility will be sufficient to meet working capital requirements, anticipated capital expenditures and debt service requirements. We manage our exposure to changing commodity prices for our long-term coal contract portfolio through the use of multi-year coal supply agreements. We generally enter into fixed price, fixed volume supply contracts with terms greater than one year with customers with whom we have historically had limited collection issues. Our ability to satisfy debt service obligations, to fund planned capital expenditures, and to make acquisitions, will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control.

The principal indicators of our liquidity are our cash on hand and availability under the 2012 Credit Facility. As of June 30, 2014, our available liquidity was $82.8 million, comprised of cash on hand of $62.6 million and $20.2 million available under the 2012 Credit Facility.

Cash Flows

The following table reflects cash flows for the applicable periods:

	Six Months Ended June 31,
	2014	2013
	(In thousands)
Net cash provided by (used in):
Operating activities	$23,132	$29,290
Investing activities	$(6,838)	$(40,617)
Financing activities	$(5,337)	$(4,099)

Six Months Ended June 30, 2014 Compared to six Months Ended June 30, 2013

Net cash provided by operating activities was $23.1 million for the six months ended June 30, 2014, a decrease of $6.2 million from net cash provided by operating activities of $29.3 million for the same period of 2013. We experienced an increase in operating income in the first six months of 2014 due to higher gross margin driven by an increase in shipments and favorable price variance, as well as lower G&A expenses due to a decline in non-income related taxes, legal and other professional fees, and share based compensation. The higher production levels and completion of the Lewis Creek underground mine also increased depreciation, depletion, and amortization by $2.2 million in the first six months of 2014, as compared to the same period of 2013. Positively impacting cash flows from operations for the six months ended June 30, 2014 was an increase in accounts payable and accrued liabilities of $5.1 million and net related party liabilities of $7.1 million due to the deferment of amounts owed to our affiliate, Thoroughbred, including interest and royalties earned on leased reserves. Negatively impacting operating cash flows was an increase in other non-current assets during the six months ended June 30, 2014 due to an increase in collateral posted against outstanding surety bonds, which are used to secure the performance of our reclamation obligations, as well as an increase in accounts receivable related to the increase in revenue and the timing of cash receipts. Positively impacting cash flows from operations for the six months ending June 30, 2013 was an increase in accounts payable and accrued liabilities of $16.5 million due to the timing of payments as well as increased capital expenditures associated with the development of the Lewis Creek underground mine, which was completed in the first half of 2013, and an increase in related party payables due to an increase in royalties earned by Thoroughbred. Negatively impacting operating cash flows was an increase in inventory experienced during the six months ended June 30, 2013 due to an increase in coal inventory on hand, as well as an increase in materials and supplies inventory resulting from the development of the Lewis Creek underground mine.

Net cash used in investing activities decreased $33.8 million to $6.8 million for the six months ended June 30, 2014, compared to $40.6 million for the same period of 2013. The current year investment is primarily attributable to capital expenditures associated with maintaining our existing fixed assets, whereas the prior year investment is largely attributable to capital expenditures on equipment and mine development for the completion of the Lewis Creek underground mine. In addition, negatively impacting cash flows in the six months ending June 30, 2013 is the short-term note of $17.5 million to Thoroughbred. The proceeds from the note, which was repaid in July 2013, were used by Thoroughbred as a partial down-payment to acquire additional reserves that were leased to us in February 2014.

Net cash used in financing activities was $5.3 million for the six months ended June 30, 2014, compared to net cash used in financing activities of $4.1 million for the six months ended June 30, 2013. The current year and prior year activity relates primarily to scheduled capital lease and other long-term debt payments.

Contractual Obligations

Our contractual obligations have not changed materially from the disclosures in our Annual Report on Form 10-K filed with the SEC on March 25, 2014.

Capital Expenditures

Our mining operations require investments to expand, upgrade or enhance existing operations and to comply with environmental regulations. Our anticipated total capital expenditures for 2014 are estimated in a range of $36.0 million to $38.0 million, of which approximately 50% represents machinery, equipment, and land purchases and approximately 50% represents mine development related expenditures. Management anticipates funding 2014 capital requirements with current cash balances and cash flows provided by operations. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability and cost of additional capital will depend upon prevailing market conditions and several other factors over which we have limited control, as well as our financial condition and results of operations.

Mine Development Costs

Mine development costs are capitalized until production commences, other than production incidental to the mine development process, and are amortized on a units-of-production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, removing overburden to access reserves in a new pit, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Our estimate of when construction of the mine for economic extraction is substantially complete is based upon a number of assumptions, such as expectations regarding the economic recoverability of reserves, the type of mine under development, and the completion of certain mine requirements, such as ventilation. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. We began development of a new underground mine in the second quarter of 2014 at our Parkway mine complex to extract coal from the West Kentucky #8 seam, which is anticipated to be completed in the first half of 2015.

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

As of June 30, 2014, we had approximately $35.7 million in surety bonds outstanding to secure the performance of our reclamation obligations, which were supported by approximately $6.0 million of cash posted as collateral.

Related Party Transactions

Merger of Related Parties

On February 1, 2014, Armstrong Resource Partners, L.P. merged with and into Thoroughbred Resources, LLC, with Armstrong Resource Partners, L.P. as the surviving entity (the Merger). Effective with the Merger, Armstrong Resource Partners, L.P. changed its name to Thoroughbred. Our wholly-owned subsidiary, Elk Creek GP, LLC (ECGP), remained the general partner of the surviving entity, under the terms of the amended and restated limited partnership agreement, which is substantially the same as the limited partnership agreement in effect immediately prior to the Merger. As a result of the Merger, ECGP’s equity interest in the combined company was reduced to approximately 0.2%.

In January 2014, our investment in Ram Terminals, LLC (RAM), an entity majority owned by Yorktown, was converted into an equal ownership percentage of Terminal Holdings, LLC, a holding company which is the sole member of both RAM and MG Midstreaming, LLC. Subsequent to the Merger, but also on February 1, 2014, Terminal Holdings, LLC merged with and into a merger subsidiary of Thoroughbred created for the purpose of the transaction, with Terminal Holdings, LLC as the surviving entity. Terminal Holdings, LLC was owned by us and Yorktown in the same percentage as their prior interests in RAM, and by virtue of the merger, our equity interest, was converted into an equal number of common units representing limited partnership interests in Thoroughbred. Because of our ownership interest in Thoroughbred through ECGP, the newly converted interest, which equaled 0.9%, will be accounted for under the equity method.

Sale of Coal Reserves

We have executed the sale of an undivided interest in certain land and mineral reserves to Thoroughbred, through a series of transactions beginning in February 2011. Subsequently, we entered into lease agreements with Thoroughbred pursuant to which Thoroughbred granted us leases to its undivided interests in the mining properties acquired and licenses to mine and sell coal from those properties in exchange for a production royalty. Due to our continuing involvement in the land and mineral reserves transferred, these transactions have been accounted for as financing arrangements. A long-term obligation has been established that is being amortized over the anticipated life of the mineral reserves. In addition, effective February 2011, we and Thoroughbred entered into a Royalty Deferment and Option Agreement whereby we have been granted an option to defer payment of any royalties earned by Thoroughbred on coal mined from these properties. Compensation for the aforementioned transactions has consisted of a combination of cash payments and the forgiveness of amounts owed by us, which primarily consisted of deferred royalties.

On April 1, 2013, we sold an additional 2.59% undivided interest in certain land and mineral reserves to Thoroughbred. The percentage interest in the land and mineral reserves sold was based on a fair value determined by a third-party specialist. In exchange for the undivided interest in the land and mineral reserves, Thoroughbred forgave amounts owed by us totaling $4.9 million. This transaction increased Thoroughbred’s undivided interest in certain of our land and mineral reserves in Muhlenberg and Ohio Counties to 53.4%. In addition, the transferred mineral reserves were leased back to us on terms similar to those applicable to the previous transfers. As we will have a continuing involvement in the reserves, the transaction is accounted for as a financing arrangement and an additional long-term obligation to Thoroughbred of $4.9 million was recognized in the second quarter of 2013. As a result of the additional asset transfer in April 2013, the effective interest rate on the long-term obligation to related party was adjusted to 10.65%. Based on the current mine plan, the effective interest rate of the obligation was reduced to 7.0% beginning January 1, 2014.

As of June 30, 2014 and December 31, 2013, the outstanding long-term obligation to related party totaled $105.2 million and $106.3 million, respectively. Interest expense recognized for the three months ended June 30, 2014 and 2013 associated with the long-term obligation to related party was $1.8 million and $2.8 million, respectively and $3.7 million and $5.4 million for the six months ended June 30, 2014 and 2013, respectively.

Lease of Coal Reserves

In February 2011, Thoroughbred entered into a lease and sublease agreement with us relating to its Elk Creek reserves and granted us a license to mine coal on those properties. The terms of this agreement mirror those of the lease agreements associated with the jointly owned reserves. Total production royalties owed from mining of the Elk Creek reserves, where our Kronos mine resides, for the three months ended June 30, 2014 and 2013 totaled $2,240 and $1,967, respectively, and for the six months ended June 30, 2014 and 2013 $4,264 and $4,017, respectively.

Short-term Note Receivable

On June 28, 2013, Thoroughbred acquired approximately 175 million tons of fee-owned coal reserves and approximately 23 million tons of leased coal reserves from a third party. The acquired coal reserves are located in Muhlenberg and McLean Counties of Kentucky, contiguous to our reserves. In February 2014, we entered into a lease of these reserves from Thoroughbred in exchange for a production royalty.

In connection with Thoroughbred’s acquisition of these coal reserves, we loaned Thoroughbred $17.5 million, which was repaid in July 2013. The proceeds of the loan, which was evidenced by a promissory note, were used by Thoroughbred to make a portion of the down payment for the purchase of the coal reserves.

Administrative Services Agreements

Effective as of January 1, 2011, we entered into an Administrative Services Agreement with Thoroughbred and its general partner, ECGP, pursuant to which we agreed to provide Thoroughbred with general administrative and management services, including, but not limited to, human resources, information technology, financial and accounting services and legal services. As consideration for the use of our employees and services, and for certain shared fixed costs, Thoroughbred paid us $0.3 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively and $0.5 million and $0.4 million for the six months ended June 30, 2014 and 2013, respectively. Prior to the Merger, we had separate administrative services agreements with Thoroughbred Resources, LLC and RAM. For the three and six months ended June 30, 2013, we were paid $36 and $72, respectively, for the associated services rendered to Thoroughbred Resources, LLC and RAM.

Other

In 2006 and 2007, we entered into overriding royalty agreements with a current and a former executive employee to compensate each of them $0.05/ton of coal mined and sold from properties owned by certain of our subsidiaries. The agreements remain in effect for the later of 20 years from the date of the agreement or until all salable coal has been extracted. Both royalty agreements transfer with the property regardless of ownership or lease status. The royalties are payable the month following the sale of coal mined from the specified properties. We account for these royalty arrangements as expense in the period in which the coal is sold. Associated royalty expense recorded in the three months ended June 30, 2014 and 2013 was $0.2 million and $0.2 million, respectively, and $0.4 and $0.5 in the six months ended June 30, 2014 and 2013, respectively.

Please read “Item 13—Certain Relationships and Related Party Transactions, and Director Independence” in our Annual Report on Form 10-K filed with the SEC on March 25, 2014 for additional information concerning related party transactions.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The standard requires revenue to be recognized when promised goods or services are transferred to a customer in an amount that reflects the consideration expected in exchange for those goods or services. The new standard is effective for us on January 1, 2017. The standard permits the use of either the full retrospective or modified retrospective transition method and early adoption is not permitted. We are currently evaluating the impact of this new pronouncement on our financial statements.

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

Some of the products used in our mining activities, such as diesel fuel, explosives and steel products for roof support used in our underground mining, are subject to price volatility. Through our suppliers, we utilize forward purchases to manage a portion of our exposure related to diesel fuel volatility. A hypothetical increase of $0.10 per gallon for diesel fuel would have increased net loss by $0.4 million for the six months ended June 30, 2014. A hypothetical increase of 10% in steel prices would have increased net loss by $1.1 million for the six months ended June 30, 2014. A hypothetical increase of 10% in explosives prices would have increased net loss by $0.9 million for the six months ended June 30, 2014.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based upon such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of 2014, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the fiscal quarter ended June 30, 2014.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

4.15	Second Supplemental Indenture, dated as of July 24, 2014, among Thoroughfare Mining, LLC, Armstrong Energy, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture.					X

4.16	Joinder No. 2, dated as of July 24, 2014, to the Security Agreement, dated as of December 21, 2012 (as amended, restated, supplemented, or otherwise modified from time to time), by and among Each of the Parties Listed on the Signature Pages thereto and Those Additional Entities that Thereafter Become Parties thereto and Wells Fargo Bank, National Association, as Trustee and as Collateral Agent.					X

4.17	Third Supplemental Indenture, dated as of August 14, 2014, among Armstrong Energy, Inc. and Wells Fargo Bank, National Association, as Trustee under the Indenture.					X

10.54	First Amended and Restated Royalty Deferment and Option Agreement by and between Armstrong Coal Company, Inc., Thoroughfare Mining, LLC, Western Diamond LLC, Western Land Company, LLC and Thoroughbred Resources, L.P., Western Mineral Development, LLC, and Ceralvo Holdings, LLC, effective August 14, 2014.					X

10.55	First Amendment to Credit Agreement dated as of August 14, 2014 by and among Armstrong Energy, Inc., as Borrower, Armstrong Coal Company, Inc., Armstrong Energy Holdings, Inc., Armstrong Air, LLC, Western Land Company, LLC, Western Diamond LLC, Armstrong Logistics Services, LLC, and Thoroughfare Mining, LLC, as Guarantors, the Lenders, Stifil Bank & Trust, as Syndication Agent, PNC Bank, National Association, as Administrative Agent, and US Bank, National Association.					X

10.56	Guarantor Joinder and Assumption Agreement made as of July 24, 2014 by Thoroughfare Mining, LLC.					X

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1#	Certification of principal executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of principal executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

95.1	Federal Mine Safety and Health Act Information.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Scheme Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

#	This certification is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMSTRONG ENERGY, INC.

Date: August 14, 2014	By:	/s/ J. Richard Gist
J. Richard Gist
Senior Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)