Form 10-Q
period 2014-09-30
Armstrong Energy, Inc.
filed 2014-11-13
CIK 1532288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 1, 2014, there were 21,944,476 shares of Armstrong Energy, Inc.’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Armstrong Energy, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$66,704	$51,632
Accounts receivable	26,803	24,654
Inventories	12,891	12,683
Prepaid and other assets	2,696	3,669
Deferred income taxes	829	605

Total current assets	109,923	93,243
Property, plant, equipment, and mine development, net	413,208	424,365
Investments	3,335	3,224
Intangible assets, net	134	144
Other non-current assets	24,433	22,577

Total assets	$551,033	$543,553

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$28,777	$27,972
Accrued liabilities and other	25,681	16,234
Current portion of capital lease obligations	2,580	2,497
Current maturities of long-term debt	4,942	4,498

Total current liabilities	61,980	51,201
Long-term debt, less current maturities	199,810	198,186
Long-term obligation to related party	104,648	106,283
Related party payables, net	20,080	7,780
Asset retirement obligations	18,311	17,230
Long-term portion of capital lease obligations	1,887	2,222
Deferred income taxes	829	605
Other non-current liabilities	3,851	3,103

Total liabilities	411,396	386,610
Stockholders’ equity:
Common stock, $0.01 par value, 70,000,000 shares authorized, 21,944,476 and 21,933,710 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	219	219
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	—	—
Additional paid-in-capital	238,651	238,799
Accumulated deficit	(98,597)	(81,361)
Accumulated other comprehensive loss	(659)	(737)

Armstrong Energy, Inc.’s equity	139,614	156,920
Non-controlling interest	23	23

Total stockholders’ equity	139,637	156,943

Total liabilities and stockholders’ equity	$551,033	$543,553

See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$108,935	$108,236	$336,088	$310,702
Costs and Expenses:
Cost of coal sales, exclusive of items shown separately below	88,068	87,818	273,353	250,083
Production royalty to related party	2,049	2,485	6,313	6,502
Depreciation, depletion, and amortization	13,240	10,258	33,178	28,023
Asset retirement obligation expenses	560	595	1,568	1,760
General and administrative costs	4,850	5,834	14,839	17,150

Operating income	168	1,246	6,837	7,184
Other income (expense):
Interest expense, net	(8,025)	(9,170)	(24,559)	(26,382)
Other, net	59	73	486	318

Loss before income taxes	(7,798)	(7,851)	(17,236)	(18,880)
Income tax provision	—	—	—	—

Net loss	(7,798)	(7,851)	(17,236)	(18,880)
Income attributable to non-controlling interests	—	—	—	—

Net loss attributable to common stockholders	$(7,798)	$(7,851)	$(17,236)	$(18,880)

See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(7,798)	$(7,851)	$(17,236)	$(18,880)
Other comprehensive income (loss):
Postretirement benefit plan	26	25	78	(833)

Other comprehensive income (loss)	26	25	78	(833)

Comprehensive loss	(7,772)	(7,826)	(17,158)	(19,713)
Less: Comprehensive income (loss) attributable to non-controlling interests	—	—	—	—

Comprehensive loss attributable to common stockholders	$(7,772)	$(7,826)	$(17,158)	$(19,713)

See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2014

(Amounts in thousands)

	Common Stock		Preferred Stock
					Additional		Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in- Capital	Accumulated Deficit	Comprehensive Loss	Non-Controlling Interest	Stockholders’ Equity
Balance at December 31, 2013	21,934	$219	—	$—	$238,799	$(81,361)	$(737)	$23	$156,943
Net loss	—	—	—	—	—	(17,236)	—	—	(17,236)
Stock based compensation	—	—	—	—	(61)	—	—	—	(61)
Postretirement benefit plan	—	—	—	—	—	—	78	—	78
Repurchase of employee stock relinquished for tax withholdings	(8)	—	—	—	(87)	—	—	—	(87)
Shares issued under employee plan	18	—	—	—	—	—	—	—	—

Balance at September 30, 2014	21,944	$219	—	$—	$238,651	$(98,597)	$(659)	$23	$139,637

See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(17,236)	$(18,880)
Adjustments to reconcile net income to cash provided by operating activities:
Non-cash stock compensation expense	(61)	356
Income from equity affiliate	(113)	(24)
Gain on settlement of asset retirement obligation	—	(90)
Loss (gain) on disposal of property, plant and equipment	80	(16)
Amortization of original issue discount	558	493
Amortization of debt issuance costs	909	855
Depreciation, depletion and amortization	33,178	28,023
Asset retirement obligation expenses	1,568	1,760
Non-cash activity with related party, net	10,665	8,011
Non-cash interest on long-term obligations	5,865	6,155
Change in operating assets and liabilities:
Increase in accounts receivable	(2,149)	(3,185)
Increase in inventories	(207)	(4,147)
Decrease in prepaid and other assets	973	1,219
(Increase) decrease in other non-current assets	(2,263)	3,399
Increase in accounts payable and accrued liabilities	4,306	12,586
Increase in other non-current liabilities	748	1,409

Net cash provided by operating activities:	36,821	37,924
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(14,961)	(30,354)
Proceeds from disposal of fixed assets	5	255

Net cash used in investing activities	(14,956)	(30,099)
Cash Flows from Financing Activities:
Payment on capital lease obligations	(2,008)	(3,639)
Payment of long-term debt	(4,684)	(3,269)
Proceeds from sale-leaseback	986	—
Payment of financing costs and fees	(1,000)	(29)
Repurchase of employee stock relinquished for tax withholdings	(87)	—
Contributions of non-controlling interest	—	4

Net cash used in financing activities	(6,793)	(6,933)

Net change in cash and cash equivalents	15,072	892
Cash, at the beginning of the period	51,632	60,132

Cash, at the end of the period	$66,704	$61,024

	Nine Months Ended September 30,
	2014	2013
Supplemental cash flow information:
Non-Cash Transactions:
Assets acquired with long-term debt	$7,464	$1,465
Non-cash portion of land and reserve sale / financing with related party	—	4,886

See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1. DESCRIPTION OF BUSINESS AND ENTITY STRUCTURE

Business

The accompanying unaudited condensed consolidated financial statements include the accounts of Armstrong Energy, Inc. and its subsidiaries and controlled entities (collectively, the Company or AE). The Company’s primary business is the production of thermal coal from surface and underground mines located in western Kentucky, for sale to utility and industrial markets. Intercompany transactions and accounts have been eliminated in consolidation.

The Company’s wholly-owned subsidiary, Elk Creek GP, LLC (ECGP), has an approximate 0.2% ownership interest in Thoroughbred Resources, L.P. (Thoroughbred) (formerly Armstrong Resource Partners, L.P.). The various limited partners of Thoroughbred are related parties to the Company, as Thoroughbred is majority owned by investment funds managed by Yorktown Partners LLC (Yorktown), which has a majority ownership interest in the Company. The Company does not consolidate the financial results of Thoroughbred and accounts for its ownership in Thoroughbred under the equity method.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reporting and U.S. Securities and Exchange Commission (the SEC) regulations. In the opinion of management, all adjustments consisting of normal, recurring accruals considered necessary for a fair presentation have been included. Balance sheet information presented herein as of December 31, 2013 has been derived from the Company’s audited consolidated balance sheet at that date. Results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of coal sales	$79,651	$78,955	$247,697	$225,561
Selling and other related expenses	8,417	8,863	25,656	24,522

Total	$88,068	$87,818	$273,353	$250,083

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard requires revenue to be recognized when promised goods or services are transferred to a customer in an amount that reflects the consideration expected in exchange for those goods or services. The new standard is effective for the Company on January 1, 2017. The standard permits the use of either the full retrospective or modified retrospective transition method and early adoption is not permitted. The Company is currently evaluating the impact of this new pronouncement on its financial statements.

2. INVENTORIES

Inventories consist of the following amounts:

	September 30, 2014	December 31, 2013
Materials and supplies	$10,480	$9,941
Coal—raw and saleable	2,411	2,742

Total	$12,891	$12,683

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of the following amounts:

	September 30, 2014	December 31, 2013
Payroll and related benefits	$10,425	$8,089
Taxes other than income taxes	5,515	3,879
Interest	6,854	995
Royalties	798	1,491
Other	2,089	1,780

Total	$25,681	$16,234

4. OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following amounts:

	September 30, 2014	December 31, 2013
Escrows and deposits	$4,632	$5,598
Restricted surety and cash bonds	6,541	4,509
Advanced royalties	4,208	3,509
Deferred financing costs, net	9,052	8,961

Total	$24,433	$22,577

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

In January 2014, the Company’s investment in Ram Terminals, LLC (RAM), an entity majority owned by Yorktown, was converted into an equal ownership percentage of Terminal Holdings, LLC, a holding company which is the sole member of both RAM and MG Midstreaming, LLC. Subsequent to the Merger, but also on February 1, 2014, Terminal Holdings, LLC merged with and into a merger subsidiary of Thoroughbred created for the purpose of the transaction, with Terminal Holdings, LLC as the surviving entity. Terminal Holdings, LLC was owned by the Company and Yorktown in the same percentage as their prior interests in RAM, and by virtue of the merger, the Company’s equity interest in Terminal Holdings, LLC was converted into an equal number of common units representing limited partnership interests in Thoroughbred. Because of the Company’s ownership interest in Thoroughbred through ECGP, the newly converted interest, which equals an additional 0.9%, is accounted for under the equity method.

Sale of Coal Reserves

The Company has executed the sale of an undivided interest in certain land and mineral reserves to Thoroughbred, through a series of transactions beginning in February 2011. Subsequently, the Company entered into lease agreements with Thoroughbred pursuant to which Thoroughbred granted the Company leases to its undivided interests in the mining properties acquired and licenses to mine and sell coal from those properties in exchange for a production royalty. Due to the Company’s continuing involvement in the land and mineral reserves transferred, these transactions have been accounted for as financing arrangements. A long-term obligation has been established that is being amortized over the anticipated life of the mineral reserves, at an annual rate of 7% of the estimated gross revenue generated from the sale of the coal originating from the leased mineral reserves. In addition, effective February 2011, the Company and Thoroughbred entered into a Royalty Deferment and Option Agreement, whereby the Company has

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

been granted an option to defer payment of any royalties earned by Thoroughbred on coal mined from these properties. Compensation for the aforementioned transactions has consisted of a combination of cash payments and the forgiveness of amounts owed by the Company, which primarily consisted of deferred royalties.

On April 1, 2013, the Company sold an additional 2.59% undivided interest in certain land and mineral reserves to Thoroughbred. The percentage interest in the land and mineral reserves sold was based on a fair value determined by a third-party specialist. In exchange for the undivided interest in the land and mineral reserves, Thoroughbred forgave amounts owed by the Company totaling $4,886. This transaction increased Thoroughbred’s undivided interest in certain of the Company’s land and mineral reserves in Muhlenberg and Ohio Counties to 53.4%. In addition, the transferred mineral reserves were leased back to the Company on terms similar to those applicable to the previous transfers. As the Company will have a continuing involvement in the reserves, the transaction is accounted for as a financing arrangement and an additional long-term obligation to Thoroughbred of $4,886 was recognized in the second quarter of 2013. As a result of the additional asset transfer in April 2013, the effective interest rate on the long-term obligation to related party was adjusted to 10.65%. Based on the mine plan at December 31, 2013, the effective interest rate of the obligation was reduced to 7.0% beginning January 1, 2014.

As of September 30, 2014 and December 31, 2013, the outstanding long-term obligation to related party totaled $104,648 and $106,283, respectively. Interest expense recognized for the three months ended September 30, 2014 and 2013 associated with the long-term obligation to related party was $1,848 and $2,820, respectively and for the nine months ended September 30, 2014 and 2013 was $5,512 and $8,190 respectively.

Lease of Coal Reserves

In February 2011, Thoroughbred entered into a lease and sublease agreement with the Company relating to its Elk Creek reserves and granted the Company a license to mine coal on those properties. The terms of this agreement mirror those of the lease agreements associated with the jointly owned reserves between the Company and Thoroughbred. Total production royalties owed from mining of the Elk Creek reserves, where the Company’s Kronos mine resides, for the three months ended September 30, 2014 and 2013 totaled $2,049 and $2,485, respectively, and for the nine months ended September 30, 2014 and 2013 totaled $6,313 and $6,502, respectively.

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

Administrative Services Agreements

Effective as of January 1, 2011, the Company entered into an Administrative Services Agreement with Thoroughbred and its general partner, ECGP, pursuant to which the Company agreed to provide Thoroughbred with general administrative and management services, including, but not limited to, human resources, information technology, financial and accounting services and legal services. As consideration for the use of the Company’s employees and services, and for certain shared fixed costs, Thoroughbred paid the Company $253 and $204 for the three months ended September 30, 2014 and 2013, respectively, and $761 and $581 for the nine months ended September 30, 2014 and 2013, respectively. Prior to the Merger, the Company had separate administrative services agreements with Thoroughbred Resources, LLC and RAM. For the three and nine months ended September 30, 2013, the Company was paid $40 and $112, respectively, for the associated services rendered to Thoroughbred Resources, LLC and RAM.

Other

In 2006 and 2007, the Company entered into overriding royalty agreements with a current and a former executive employee to compensate each of them $0.05/ton of coal mined and sold from properties owned by certain subsidiaries of the Company. The agreements remain in effect for the later of 20 years from the date of the agreement or until all salable coal has been extracted from the applicable properties. Both royalty agreements transfer with the property regardless of ownership or lease status. The royalties are payable the month following the sale of coal mined from the specified properties. The Company accounts for these royalty arrangements as expense in the period in which the coal is sold. Associated royalty expense recorded in the three months ended September 30, 2014 and 2013 was $202 and $243, respectively, and $615 and $708 in the nine months ended September 30, 2014 and 2013, respectively.

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT

The Company’s total indebtedness consisted of the following:

Type	September 30, 2014	December 31, 2013
11.75% Senior Secured Notes due 2019	$194,375	$193,817
Other	10,377	8,867

	204,752	202,684
Less: current maturities	4,942	4,498

Total long-term debt	$199,810	$198,186

Senior Secured Notes due 2019

On December 21, 2012, the Company completed a $200,000 offering of 11.75% Senior Secured Notes due 2019 (the Notes). The Notes were issued at an original issue discount (OID) of 96.567%. The OID was recorded on the Company’s balance sheet as a component of long-term debt, and is being amortized to interest expense over the life of the Notes. As of September 30, 2014 and December 31, 2013, the unamortized OID was $5,625 and $6,183, respectively. Interest on the Notes is due semiannually on June 15 and December 15 of each year, with the first payment being made on June 15, 2013. The Company used $123,698 of the proceeds from this issuance to prepay and terminate its previous Senior Secured Credit Facility, including accrued and unpaid interest. In addition, the Company used the proceeds to pay fees and expenses of $8,358 related to the Notes offering. A loss on extinguishment of debt of $3,953 was recorded in the fourth quarter of 2012 in connection with the write-off of unamortized deferred financing fees related to the previous Senior Secured Credit Facility.

The Company and certain wholly-owned subsidiaries of the Company (the Guarantor Subsidiaries) entered into a registration rights agreement (the Registration Rights Agreement) in connection with the issuance and sale of the Notes. Pursuant to the Registration Rights Agreement, the Company and the Guarantor Subsidiaries agreed to file a registration statement with the SEC to register an exchange offer pursuant to which the Company offered to exchange a like aggregate principal amount of senior notes identical in all material respects to the Notes, except for terms relating to transfer restrictions, for any or all of the outstanding Notes. The exchange offer was completed in November 2013.

2012 Credit Facility

Concurrently with the closing of the Notes offering on December 21, 2012, the Company entered into a new asset based revolving credit facility (the 2012 Credit Facility). The 2012 Credit Facility provides for a five-year $50,000 revolving credit facility that will expire on December 21, 2017. Borrowings under the 2012 Credit Facility may not exceed a borrowing base, as defined within the 2012 Credit Facility agreement. In addition, the 2012 Credit Facility includes a $10,000 letter of credit sub-facility and a $5,000 swingline loan sub-facility. As of September 30, 2014 and December 31, 2013, there were no borrowings outstanding under the 2012 Credit Facility, and the Company had $20,358 available for borrowing under the 2012 Credit Facility at September 30, 2014. The Company incurred $1,198 of deferred financing fees related to the 2012 Credit Facility that have been capitalized and are being amortized to interest expense over the life of the 2012 Credit Facility.

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

	September 30, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
11.75% Senior Secured Notes due 2019(1)	$218,000	$194,375	$199,000	$193,817
Long-term obligation to related party	108,955	104,648	109,930	106,283

Total	$326,955	$299,023	$308,930	$300,100

(1)	The carrying value of the Notes is net of the unamortized OID as of September 30, 2014 and December 31, 2013, respectively.

The fair value of the Notes is based on quoted market prices, while the fair value of the long-term obligation to related party was based on estimated cash flows discounted to their present value.

8. INCOME TAXES

The Company has not recognized certain income tax benefits as it does not believe it is more likely than not it will be able to realize its net deferred tax assets. The Company has therefore established a valuation allowance against its net deferred tax assets as of September 30, 2014 and December 31, 2013. Based on the anticipated reversals of its deferred tax assets and deferred tax liabilities, the Company has concluded a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.

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

Net periodic postretirement benefit cost included the following components:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Service cost for benefits earned	$259	$282	$776	$846
Interest cost on accumulated postretirement benefit obligation	22	9	65	27
Amortization of prior service cost	26	25	78	74

Net periodic postretirement cost	$307	$316	$919	$947

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2014 consisted of the following:

Postretirement Benefit Plan
Balance as of December 31, 2013	$(737)
Other comprehensive loss before reclassifications	—
Amounts reclassified from accumulated other comprehensive income (loss)	78

Net current-period accumulated other comprehensive loss	(659)

Balance as of September 30, 2014	$(659)

The following is a summary of reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2014 and 2013:

Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income (Loss) Is Presented	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended September 30,
		2014	2013
Amortization of postretirement benefit plan items—Prior service cost	(a)	$(26)	$(25)

		(26)	(25)
Income taxes		—	—

Total reclassifications		$(26)	$(25)

Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income (Loss) Is Presented	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) For the Nine Months Ended September 30,
		2014	2013
Amortization of postretirement benefit plan items—Prior service cost	(a)	$(78)	$(74)

		(78)	(74)
Income taxes		—	—

Total reclassifications		$(78)	$(74)

(a)	This component of accumulated other comprehensive income (loss) is included in the computation of net period postretirement cost. See Note 9.

11. EQUITY AWARDS

The primary stock-based compensation tool used by the Company for its employee base is through awards of restricted stock, which generally cliff vest after two to three years of service. The fair value of restricted stock is equal to the fair market value of the Company’s common stock at the date of grant and is amortized to expense ratably over the vesting period, net of forfeitures. During the three months ended June 30, 2014, the Company reversed $211 of previously recognized compensation expense due to a change in the estimated forfeiture rate from 0% to 100% on a non-vested restricted stock grant to a former employee who resigned during the second quarter of 2014.

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. CLOSURE OF LEWIS CREEK UNDERGROUND MINE

The Company’s Lewis Creek underground mine, which produces coal from the West Kentucky #9 seam, has experienced significant operating inefficiencies since July 2013 due to the geological conditions of the portion of the reserve being mined. As a result of the ongoing mining difficulties, a final decision was made in August 2014 not to continue advancing under the current mine plan, but rather to retreat and mine only in the eastern portion of the reserve.

As a result of this change in mine plan, the Company is accelerating the depreciation of the remaining net book value of the capitalized costs associated with the development of the mine due to the diminished useful life of the asset. The asset, which has a net book value of $9,249 at September 30, 2014, will continue to be depreciated using the units of production method over the remaining estimated recoverable reserves. Upon completion of mining the remaining section, which based on current estimates is expected to occur in the first quarter of 2015, the existing portal to the Lewis Creek underground mine will be abandoned and all of the employees and equipment will be relocated to the Company’s other mining operations.

13. COMMITMENTS AND CONTINGENCIES

The Company is subject to various market, operational, financial, regulatory, and legislative risks. Numerous federal, state, and local governmental permits and approvals are required for mining operations. Federal and state regulations require regular monitoring of mines and other facilities to document compliance. Monetary penalties of $1,464 and $1,064 related to Mine Safety and Health Administration (MSHA) fines were accrued as of September 30, 2014 and December 31, 2013, respectively.

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

Coal Sales Contracts

The Company is committed under multi-year supply agreements to sell coal that meets certain quality requirements at specified prices. These contracts typically have specific volume and pricing arrangements for each year of the agreement, which allows customers to secure a supply for their future needs and provides the Company with greater predictability of sales volume and sales prices. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer or the Company. The remaining terms of the Company’s coal supply agreements range from one to six years. The Company, via contractual agreements, has commitments for 100% of its anticipated production in 2014 and is committed to sell approximately 8.7 million tons of coal in 2015.

14. SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

In accordance with the indentures governing the Notes, the Guarantor Subsidiaries have fully and unconditionally guaranteed the Notes, on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to the holders of the Notes. The following historical financial statement information is provided for the Guarantor Subsidiaries. The non-guarantor subsidiaries are considered to be “minor” as the term is defined in Rule 3-10 of Regulation S-X promulgated by the SEC and the financial position, results of operations, and cash flows of the non-guarantor subsidiaries are, therefore, included in the condensed financial data of the Guarantor Subsidiaries.

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Condensed Consolidating Balance Sheets

	September 30, 2014
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$66,704	$—	$66,704
Accounts receivable	—	26,803	—	26,803
Inventories	—	12,891	—	12,891
Prepaid and other assets	172	2,524	—	2,696
Deferred income taxes	829	—	—	829

Total current assets	1,001	108,922	—	109,923
Property, plant, equipment, and mine development, net	14,630	398,578	—	413,208
Investments	—	3,335	—	3,335
Investments in subsidiaries	206,486	—	(206,486)	—
Intercompany receivables	109,734	(109,734)	—	—
Intangible assets, net	—	134	—	134
Other non-current assets	9,268	15,165	—	24,433

Total assets	$341,119	$416,400	$(206,486)	$551,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100	$28,677	$—	$28,777
Accrued liabilities and other	9,020	16,661	—	25,681
Current portion of capital lease obligations	—	2,580	—	2,580
Current maturities of long-term debt	—	4,942	—	4,942

Total current liabilities	9,120	52,860	—	61,980
Long-term debt, less current maturities	194,375	5,435	—	199,810
Long-term obligation to related party	—	104,648	—	104,648
Related party payables, net	(2,957)	23,037	—	20,080
Asset retirement obligations	—	18,311	—	18,311
Long-term portion of capital lease obligations	—	1,887	—	1,887
Deferred income taxes	829	—	—	829
Other non-current liabilities	138	3,713	—	3,851

Total liabilities	201,505	209,891	—	411,396
Stockholders’ equity:
Armstrong Energy, Inc.’s equity	139,614	206,486	(206,486)	139,614
Non-controlling interest	—	23	—	23

Total stockholders’ equity	139,614	206,509	(206,486)	139,637

Total liabilities and stockholders’ equity	$341,119	$416,400	$(206,486)	$551,033

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2013
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$51,632	$—	$51,632
Accounts receivable	—	24,654	—	24,654
Inventories	—	12,683	—	12,683
Prepaid and other assets	170	3,499	—	3,669
Deferred income taxes	605	—	—	605

Total current assets	775	92,468	—	93,243
Property, plant, equipment, and mine development, net	15,095	409,270	—	424,365
Investments	—	3,224	—	3,224
Investments in subsidiaries	200,865	—	(200,865)	—
Intercompany receivables	126,410	(126,410)	—	—
Intangible assets, net	—	144	—	144
Other non-current assets	9,697	12,880	—	22,577

Total assets	$352,842	$391,576	$(200,865)	$543,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100	$27,872	$—	$27,972
Accrued liabilities and other	3,486	12,748	—	16,234
Current portion of capital lease obligations	—	2,497	—	2,497
Current maturities of long-term debt	—	4,498	—	4,498

Total current liabilities	3,586	47,615	—	51,201
Long-term debt, less current maturities	193,817	4,369	—	198,186
Long-term obligation to related party	—	106,283	—	106,283
Related party payables, net	(2,206)	9,986	—	7,780
Asset retirement obligations	—	17,230	—	17,230
Long-term portion of capital lease obligations	—	2,222	—	2,222
Deferred income taxes	605	—	—	605
Other non-current liabilities	120	2,983	—	3,103

Total liabilities	195,922	190,688	—	386,610
Stockholders’ equity:
Armstrong Energy, Inc.’s equity	156,920	200,865	(200,865)	156,920
Non-controlling interest	—	23	—	23

Total stockholders’ equity	156,920	200,888	(200,865)	156,943

Total liabilities and stockholders’ equity	$352,842	$391,576	$(200,865)	$543,553

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2014
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$108,935	$—	$108,935
Costs and Expenses:
Cost of coal sales, exclusive of items shown separately below	—	88,068	—	88,068
Production royalty to related party	—	2,049	—	2,049
Depreciation, depletion, and amortization	474	12,766	—	13,240
Asset retirement obligation expenses	—	560	—	560
General and administrative costs	1,035	3,815	—	4,850

Operating (loss) income	(1,509)	1,677	—	168
Other income (expense):
Interest expense, net	(6,087)	(1,938)	—	(8,025)
Other, net	—	59	—	59
Income from investment in subsidiaries	(202)	—	202	—

(Loss) income before income taxes	(7,798)	(202)	202	(7,798)
Income tax provision	—	—	—	—

Net (loss) income	(7,798)	(202)	202	(7,798)
Income attributable to non-controlling interests	—	—	—	—

Net (loss) income attributable to common stockholders	$(7,798)	$(202)	$202	$(7,798)

	Three Months Ended September 30, 2013
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$108,236	$—	$108,236
Costs and Expenses:
Cost of coal sales, exclusive of items shown separately below	—	87,818	—	87,818
Production royalty to related party	—	2,485	—	2,485
Depreciation, depletion, and amortization	460	9,798	—	10,258
Asset retirement obligation expenses	—	595	—	595
General and administrative costs	1,343	4,491	—	5,834

Operating (loss) income	(1,803)	3,049	—	1,246
Other income (expense):
Interest expense, net	(6,155)	(3,015)	—	(9,170)
Other, net	—	73	—	73
Income from investment in subsidiaries	107	—	(107)	—

(Loss) income before income taxes	(7,851)	107	(107)	(7,851)
Income tax provision	—	—	—	—

Net (loss) income	(7,851)	107	(107)	(7,851)
Income attributable to non-controlling interests	—	—	—	—

Net (loss) income attributable to common stockholders	$(7,851)	$107	$(107)	$(7,851)

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Condensed Consolidated Statements of Operations

	Nine Months Ended September 30, 2014
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$336,088	$—	$336,088
Costs and Expenses:
Cost of coal sales, exclusive of items shown separately below	—	273,353	—	273,353
Production royalty to related party	—	6,313	—	6,313
Depreciation, depletion, and amortization	1,421	31,757	—	33,178
Asset retirement obligation expenses	—	1,568	—	1,568
General and administrative costs	2,864	11,975	—	14,839

Operating (loss) income	(4,285)	11,122	—	6,837
Other income (expense):
Interest expense, net	(18,572)	(5,987)	—	(24,559)
Other, net	—	486	—	486
Income from investment in subsidiaries	5,621	—	(5,621)	—

(Loss) income before income taxes	(17,236)	5,621	(5,621)	(17,236)
Income tax provision	—	—	—	—

Net (loss) income	(17,236)	5,621	(5,621)	(17,236)
Income attributable to non-controlling interests	—	—	—	—

Net (loss) income attributable to common stockholders	$(17,236)	$5,621	$(5,621)	$(17,236)

	Nine Months Ended September 30, 2013
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$310,702	$—	$310,702
Costs and Expenses:
Cost of coal sales, exclusive of items shown separately below	—	250,083	—	250,083
Production royalty to related party	—	6,502	—	6,502
Depreciation, depletion, and amortization	1,283	26,740	—	28,023
Asset retirement obligation expenses	—	1,760	—	1,760
General and administrative costs	3,800	13,350	—	17,150

Operating (loss) income	(5,083)	12,267	—	7,184
Other income (expense):
Interest expense, net	(17,456)	(8,926)	—	(26,382)
Other, net	—	318	—	318
Income from investment in subsidiaries	3,659	—	(3,659)	—

(Loss) income before income taxes	(18,880)	3,659	(3,659)	(18,880)
Income tax provision	—	—	—	—

Net (loss) income	(18,880)	3,659	(3,659)	(18,880)
Income attributable to non-controlling interests	—	—	—	—

Net (loss) income attributable to common stockholders	$(18,880)	$3,659	$(3,659)	$(18,880)

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30, 2014
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(7,798)	$(202)	$202	$(7,798)
Other comprehensive income:
Postretirement benefit plan	—	26	—	26

Other comprehensive income	—	26	—	26

Comprehensive (loss) income	(7,798)	(176)	202	(7,772)
Less: Comprehensive income (loss) attributable to non-controlling interests	—	—	—	—

Comprehensive (loss) income attributable to common stockholders	$(7,798)	$(176)	$202	$(7,772)

	Three Months Ended September 30, 2013
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(7,851)	$107	$(107)	$(7,851)
Other comprehensive loss:
Postretirement benefit plan	—	25	—	25

Other comprehensive loss	—	25	—	25

Comprehensive loss	(7,851)	132	(107)	(7,826)
Less: Comprehensive income (loss) attributable to non-controlling interests	—	—	—	—

Comprehensive loss attributable to common stockholders	$(7,851)	$132	$(107)	$(7,826)

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Condensed Consolidated Statements of Comprehensive Income (Loss)

	Nine Months Ended September 30, 2014
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(17,236)	$5,621	$(5,621)	$(17,236)
Other comprehensive income:
Postretirement benefit plan	—	78	—	78

Other comprehensive income	—	78	—	78

Comprehensive (loss) income	(17,236)	5,699	(5,621)	(17,158)
Less: Comprehensive income (loss) attributable to non-controlling interests	—	—	—	—

Comprehensive (loss) income attributable to common stockholders	$(17,236)	$5,699	$(5,621)	$(17,158)

	Nine Months Ended September 30, 2013
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(18,880)	$3,659	$(3,659)	$(18,880)
Other comprehensive loss:
Postretirement benefit plan	—	(833)	—	(833)

Other comprehensive loss	—	(833)	—	(833)

Comprehensive loss	(18,880)	2,826	(3,659)	(19,713)
Less: Comprehensive income (loss) attributable to non-controlling interests	—	—	—	—

Comprehensive loss attributable to common stockholders	$(18,880)	$2,826	$(3,659)	$(19,713)

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2014
	Parent / Issuer	Guarantor Subsidiaries	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities:	$(14,632)	$51,453	$36,821
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(955)	(14,006)	(14,961)
Proceeds from disposal of fixed assets	—	5	5

Net cash used in investing activities	(955)	(14,001)	(14,956)
Cash Flows from Financing Activities:
Payment on capital lease obligations	—	(2,008)	(2,008)
Payment of long-term debt	—	(4,684)	(4,684)
Proceeds from sale-leaseback	—	986	986
Payment of financing costs and fees	(1,000)	—	(1,000)
Transactions with affiliates, net	16,674	(16,674)	—
Repurchase of employee stock relinquished for tax withholdings	(87)	—	(87)

Net cash provided by (used in) financing activities	15,587	(22,380)	(6,793)

Net change in cash and cash equivalents	—	15,072	15,072
Cash, at the beginning of the period	—	51,632	51,632

Cash, at the end of the period	$—	$66,704	$66,704

	Nine Months Ended September 30, 2013
	Parent / Issuer	Guarantor Subsidiaries	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities:	$(12,980)	$50,904	$37,924
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(1,718)	(28,636)	(30,354)
Proceeds from disposal of fixed assets	—	255	255

Net cash used in investing activities	(1,718)	(28,381)	(30,099)
Cash Flows from Financing Activities:
Payment on capital lease obligations	—	(3,639)	(3,639)
Payment of long-term debt	—	(3,269)	(3,269)
Payment of financing costs and fees	(29)	—	(29)
Contributions of non-controlling interest	—	4	4
Transactions with affiliates, net	14,652	(14,652)	—

Net cash provided by (used in) financing activities	14,623	(21,556)	(6,933)

Net change in cash and cash equivalents	(75)	(967)	892
Cash, at the beginning of the period	75	60,057	60,132

Cash, at the end of the period	$—	$61,024	$61,024

15. SUBSEQUENT EVENT

On October 1, 2014, the Company transferred to Thoroughbred a portion of its interest in certain land and mineral reserves the Company controls in Muhlenberg county in exchange for Thoroughbred conveying to the Company a 7.97% undivided interest in the land and mineral reserves previously transferred by the Company to Thoroughbred. This transaction was determined to be a fair and reasonable arm’s-length transaction by the Conflicts Committee of the Board of Directors of the Company, a committee comprised of only independent directors.

On that same date, the Company sold an additional 3.85% undivided interest in certain leased and owned land and mineral reserves to Thoroughbred in exchange for Thoroughbred forgiving amounts owed by the Company of $8,204, which consisted primarily of deferred production royalties. The newly acquired interests in the mineral reserves were leased and/or subleased by Thoroughbred to the Company in exchange for a production royalty. Similar to previous reserve transfers, this transaction was accounted for as a financing arrangement and an additional long-term obligation to Thoroughbred of $8,204 was recognized in the fourth quarter of 2014.

The percentage interests in the land and mineral reserves transferred in each of the transactions occurring on October 1, 2014 were based on fair values determined by a third-party specialist. At the conclusion of these transactions, Thoroughbred’s undivided interest in certain of the Company’s leased and owned land and mineral reserves in Muhlenberg and Ohio counties was 49.28%.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Various statements contained in this quarterly report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this quarterly report speak only as of the date of this quarterly report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

•	market demand for coal and electricity;

•	geologic conditions, weather and other inherent risks of coal mining that are beyond our control;

•	competition within our industry and with producers of competing energy sources;

•	coal users switching to other fuels in order to comply with various environmental standards;

•	excess production and production capacity;

•	our ability to acquire or develop coal reserves in an economically feasible manner;

•	inaccuracies in our estimates of our coal reserves;

•	availability and price of mining and other industrial supplies, including steel-based supplies, diesel fuel, rubber tires and explosives;

•	the continued weakness in global economic conditions or in any industry in which our customers operate, or sustained uncertainty in financial markets, which may cause conditions we cannot predict;

•	railroad, barge, truck and other transportation performance and costs;

•	volatility in the capital and credit markets;

•	availability of skilled employees and other workforce factors;

•	disruptions in the quantities of coal produced at our operations as a consequence of weather or equipment or mine failures;

•	our ability to collect payments from our customers;

•	defects in title or the loss of a leasehold interest;

•	our ability to secure new coal supply arrangements or to renew existing coal supply arrangements;

•	our relationships with, and other conditions affecting, our customers;

•	the deferral of contracted shipments of coal by our customers;

•	our ability to service our outstanding indebtedness;

•	our ability to comply with the restrictions imposed by our revolving credit facility, the indenture governing our notes and other financing arrangements;

•	the availability and cost of surety bonds;

•	our ability to obtain and renew various permits, including permits authorizing the disposition of certain mining waste;

•	existing and future legislation and regulations affecting both our coal mining operations and our customers’ coal usage, governmental policies and taxes, including those aimed at reducing emissions of elements such as mercury, sulfur dioxide, nitrogen oxides, or toxic gases, such as hydrogen chloride, particulate matter or greenhouse gases;

•	the accuracy of our estimates of reclamation and other mine closure obligations;

•	our customers’ ability to meet existing or new regulatory requirements and associated costs, including disposal of coal combustion waste material; and

•	efforts to organize our workforce for representation under a collective bargaining agreement.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other SEC filings, including the more detailed discussion of these factors and other factors that could affect our results included in “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 25, 2014.

Overview

Armstrong Energy, Inc. (together with its subsidiaries, we or the Company) is a producer of low chlorine, high sulfur thermal coal from the Illinois Basin, with both surface and underground mines. We market our coal primarily to proximate and investment grade electric utility companies as fuel for their steam-powered generators. Based on 2013 production, we are the fifth largest producer in the Illinois Basin and the second largest in Western Kentucky. We were formed in 2006 to acquire and develop a large coal reserve holding. We commenced production in the second quarter of 2008 and currently operate seven mines, including four surface and three underground, and are seeking permits for three additional mines. We control over 550 million tons of proven and probable coal reserves. Our reserves and operations are located in the Western Kentucky counties of Ohio, Muhlenberg, McLean, Union and Webster. We also own and operate three coal processing plants, which support our mining operations. From our reserves, we mine coal from multiple seams that, in combination with our coal processing facilities, enhance our ability to meet customer requirements for blends of coal with different characteristics. The locations of our coal reserves and operations, adjacent to the Green River, together with our river dock coal handling and rail loadout facilities, allow us to optimize coal blending and handling, and provide our customers with rail, barge and truck transportation options.

We market our coal primarily to large utilities with coal-fired, base-load, scrubbed power plants under multi-year coal supply agreements. Our multi-year coal supply agreements usually have specific volume and pricing arrangements for each year of the agreement. These agreements allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices. At September 30, 2014, we had coal supply agreements with eight customers for terms ranging from one to six years. As of September 30, 2014, 100% of our projected coal sales for the remainder of 2014 are committed and priced. We are contractually committed to sell approximately 8.7 million tons of coal in 2015. The average price per committed ton for 2014 is $46.85 and the average price per committed ton for 2015 is $48.18.

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

Recent Developments

Lewis Creek Underground Mine

Our Lewis Creek underground mine, which produces coal from the West Kentucky #9 seam, has experienced significant operating inefficiencies since July 2013 due to the geological conditions of the portion of the reserve being mined. As a result of the ongoing mining difficulties, a final decision was made in August 2014 not to continue advancing under the current mine plan, but rather to retreat and mine only in the eastern portion of the reserve.

As a result of this change in mine plan, we are accelerating the depreciation of the remaining net book value of the capitalized costs associated with the development of the mine due to the diminished useful life of the asset. The asset, which has a net book value of approximately $9.2 million at September 30, 2014, will continue to be depreciated using the units of production method over the remaining estimated recoverable reserves. Upon completion of mining the remaining section, which based on current estimates is expected to occur in the first quarter of 2015, the existing portal to the Lewis Creek underground mine will be abandoned and all of the employees and equipment will be relocated to our other mining operations.

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

Sale of Coal Reserves

On October 1, 2014, we transferred to our affiliate, Thoroughbred Resource Partners, L.P. (Thoroughbred), a portion of our interest in certain land and mineral reserves we control in Muhlenberg county in exchange for Thoroughbred conveying to us a 7.97% undivided interest in the land and mineral reserves previously transferred by us to Thoroughbred. This transaction was determined to be a fair and reasonable arm’s-length transaction by the Conflicts Committee of the Board of Directors of the Company, a committee comprised of only independent directors.

On that same date, we sold an additional 3.85% undivided interest in certain leased and owned land and mineral reserves to Thoroughbred in exchange for Thoroughbred forgiving amounts owed by us of approximately $8.2 million, which consisted primarily of deferred production royalties. The newly acquired interests in the mineral reserves were leased and/or subleased by Thoroughbred to us in exchange for a production royalty. Similar to previous reserve transfers, this transaction was accounted for as a financing arrangement and an additional long-term obligation to Thoroughbred of approximately $8.2 million was recognized in the fourth quarter of 2014.

The percentage interests in the land and mineral reserves transferred in each of the transactions occurring on October 1, 2014 were based on fair values determined by a third-party specialist. At the conclusion of these transactions, Thoroughbred’s undivided interest in certain of our leased and owned land and mineral reserves in Muhlenberg and Ohio counties was 49.28%. See “Related Party Transactions” and “Item 13—Certain Relationships and Related Party Transactions, and Director Independence” in our Annual Report on Form 10-K filed with the SEC on March 25, 2014 for additional information concerning our leases with related parties.

Results of Operations

Non-GAAP Financial Information

Adjusted EBITDA, as presented in this Quarterly Report on Form 10-Q, is a supplemental measure of our performance that is not required by, or presented in accordance with, U.S. generally accepted accounting (“GAAP”). It is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income (loss) or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as measures of our liquidity.

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

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Summary

	Three Months Ended September 30,		Change
	2014	2013	Amount	Percentage
	(In thousands, except per ton amounts)
Tons of coal sold	2,312	2,425	(113)	(4.7%)
Total revenue	$108,935	$108,236	$699	0.7%
Average sales price per ton	$47.12	$44.63	$2.49	5.6%
Cost of coal sales[2]	$88,068	$87,818	$(250)	(2.8%)
Average cost of sales per ton[2]	$38.09	$36.21	$(1.88)	(5.2%)
Net loss	$7,798	$7,851	$53	0.7%
Adjusted EBITDA[1]	$16,131	$14,723	$1,408	9.6%

[1]	Non-GAAP measure; please see definition above and reconciliation below.
[2]	Includes revenue-based production taxes and royalties; excludes depreciation, depletion, and amortization; asset retirement obligation expenses; and general and administrative costs.

Revenue

Our coal sales revenue for the three months ended September 30, 2014 increased by $0.7 million, or 0.7%, to $108.9 million, as compared to $108.2 million for the three months ended September 30, 2013. This increase is attributable to a favorable price variance of approximately $5.7 million year-over-year due to favorable customer mix and higher year-over-year contract prices, partially offset by an unfavorable volume variance of 0.1 million tons sold in the current year ($5.0 million) due to transportation issues experienced during the current quarter.

Cost of Coal Sales

Cost of coal sales increased 2.8% to $88.1 million in the three months ended September 30, 2014, from $87.8 million in the same period of 2013. On a per ton basis, our cost of coal sales increased during the three months ended September 30, 2014, compared to the same period of 2013, from $36.21 per ton to $38.09 per ton. This increase is due to lower productivity at the Parkway and Kronos underground mines driven by poor geological conditions and continued production inefficiencies encountered at the Lewis Creek underground mine, partially offset by favorable mining conditions at our Midway surface mine in the current year.

Production Royalty to Related Party

Production royalty to related party decreased $0.5 million to $2.0 million for the three months ended September 30, 2014, as compared to $2.5 million in the same period of 2013. The decrease relates to production royalties earned by our affiliate, Thoroughbred, being lower as a result of a decrease in sales originating from our Kronos mine (where the mineral reserves are leased directly from Thoroughbred) in the current quarter, as compared to the same period of 2013.

Depreciation, Depletion and Amortization

Depreciation, depletion, and amortization (DD&A) expenses increased by $3.0 million, or 29.1%, to $13.2 million during the three months ended September 30, 2014, as compared to the same period of 2013. The increase is primarily due to the accelerated depreciation of the capitalized mine development costs associated with the Lewis Creek underground mine resulting from the planned abandonment of the mine in the first quarter of 2015.

Asset Retirement Obligation Expenses

Asset retirement obligation expenses of $0.6 million for the three months ended September 30, 2014 is comparable to the same period of the prior year.

General and Administrative Costs

General and administrative (G&A) costs were $4.9 million for the three months ended September 30, 2014, which was $1.0 million, or 16.9%, lower than the three months ended September 30, 2013. On a per ton basis for the three months ended September 30, 2014, G&A expenses were $2.10, compared to $2.41 for the three months ended September 30, 2013. The decrease in the three months ended September 30, 2014, as compared to the same period of 2013, is due primarily to lower expenses for professional services ($0.6 million) and lower non-income related taxes ($0.2 million).

Interest Expense, Net

Interest expense, net is derived from the following components:

	Three Months Ended September 30,
	2014	2013
	(In thousands)
11.75% Senior Secured Notes due 2019	$5,875	$5,875
Senior Secured Credit Facility	—	—
Long-term obligation to related party	1,848	2,820
Other, net	302	475

Total	$8,025	$9,170

Interest expense, net was $8.0 million for the three months ended September 30, 2014, as compared to $9.2 million for the three months ended September 30, 2013. The decrease is principally attributable to a decrease in the effective interest rate on the long-term obligation to related party due to revisions in the mine plan at December 31, 2013, partially offset by the increase in the principal balance of the long-term obligation to related party from the closing of the reserve transfer to Thoroughbred in April 2013, which increased the principal balance on the obligation by $4.9 million.

Net Loss

Net loss for the three months ended September 30, 2014 was $7.8 million, as compared to $7.9 million for the same period of 2013. The decrease in net loss is largely due to year-over-year decrease in interest expense, partially offset by the decline in operating income, as discussed above.

Adjusted EBITDA

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable GAAP measure:

	Three Months Ended September 30,
	2014	2013
	(In thousands)
Net loss	$(7,798)	$(7,851)
Income tax provision	—	—
Depreciation, depletion, and amortization	13,240	10,258
Asset retirement obligation expense s	560	595
Non-cash production royalty to related party	2,049	2,485
Interest expense, net	8,025	9,170
Non-cash stock compensation expense	55	66

Adjusted EBITDA	$16,131	$14,723

Our Adjusted EBITDA for the three months ended September 30, 2014 was $16.1 million, as compared to $14.7 million for the three months ended September 30, 2013. The increase in Adjusted EBITDA resulted primarily from improved gross margin as a result of the favorable price variance in the three months ended September 30, 2014, as compared to the same period of 2013, as well as lower G&A costs, exclusive of stock compensation expense, experienced in the current quarter.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Summary

	Nine Months Ended September 30,		Change
	2014	2013	Amount	Percentage
	(In thousands, except per ton amounts)
Tons of coal sold	7,143	6,880	263	3.8%
Total revenue	$336,088	$310,702	$25,386	8.2%
Average sales price per ton	$47.05	$45.16	$1.89	4.2%
Cost of coal sales[2]	$273,353	$250,083	$(23,270)	(9.3%)
Average cost of sales per ton[2]	$38.27	$36.35	$(1.92)	(5.3%)
Net loss	$17,236	$18,880	$1,644	8.7%
Adjusted EBITDA[1]	$48,321	$44,053	$4,268	9.7%

[1]	Non-GAAP measure; please see definition above and reconciliation below.
[2]	Includes revenue-based production taxes and royalties; excludes depreciation, depletion, and amortization; asset retirement obligation expenses; and general and administrative costs.

Revenue

Our coal sales revenue for the nine months ended September 30, 2014 increased by $25.4 million, or 8.2%, to $336.1 million, as compared to $310.7 million for the nine months ended September 30, 2013. This increase is attributable to a favorable volume variance of approximately 0.3 million tons sold in the current year ($12.4 million) and a favorable price variance of $13.0 million year-over-year due to favorable customer mix and higher year-over-year contract prices.

Cost of Coal Sales

Cost of coal sales increased 9.3% to $273.4 million in the nine months ended September 30, 2014, from $250.1 million in the same period of 2013. On a per ton basis, our cost of coal sales increased during the nine months ended September 30, 2014, compared to the same period of 2013, from $36.35 per ton to $38.27 per ton. This increase is due to lower productivity at the Parkway underground mine and Lewis Creek surface mine driven by poor geological conditions and production inefficiencies encountered at the Lewis Creek underground mine subsequent to the completion of the development of the mine, partially offset by favorable mining conditions at our Midway surface mine in the current year.

Production Royalty to Related Party

Production royalty to related party decreased $0.2 million to $6.3 million for the nine months ended September 30, 2014, as compared to $6.5 million in the same period of 2013. The decrease relates to production royalties earned by our affiliate, Thoroughbred, being lower as a result of a decrease in sales originating from our Kronos mine in the current year, as compared to the same period of 2013.

Depreciation, Depletion and Amortization

DD&A expenses increased by $5.2 million, or 18.4%, to $33.2 million during the nine months ended September 30, 2014, as compared to the same period of 2013. The increase is primarily due to the accelerated depreciation of the capitalized mine development costs associated with the Lewis Creek underground mine resulting from the planned abandonment of the mine in the first quarter of 2015. In addition, depletion and amortization expenses were higher as a result of the higher overall production in 2014, as compared to the prior year.

Asset Retirement Obligation Expenses

Asset retirement obligation expenses decreased by $0.2 million to $1.6 million in the nine months ended September 30, 2014, as compared to the same period of 2013. The decrease is primarily attributable to changes in asset retirement cost estimates based on revisions to discount rates, reserve valuations and projected mine lives.

General and Administrative Costs

G&A costs were $14.8 million for the nine months ended September 30, 2014, which was $2.3 million, or 13.5%, lower than the nine months ended September 30, 2013. On a per ton basis for the nine months ended September 30, 2014, G&A expenses were $2.08, as compared to $2.49 for the nine months ended September 30, 2013. The decrease in the nine months ended September 30, 2014, as compared to the same period of 2013 is driven by lower expenses for professional services ($1.0 million), lower non-income related taxes ($0.5 million), and lower share-based compensation ($0.4 million) from the decline in unvested shares and the forfeiture of a grant and the reversal of the associated expense during the second quarter of 2014.

Interest Expense, Net

Interest expense, net is derived from the following components:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
11.75% Senior Secured Notes due 2019	$17,625	$17,625
Senior Secured Credit Facility	—	—
Long-term obligation to related party	5,512	8,190
Other, net	1,422	567

Total	$24,559	$26,382

Interest expense, net was $24.6 million for the nine months ended September 30, 2014, as compared to $26.4 million for the nine months ended September 30, 2013. The decrease is principally attributable to a decrease in the effective interest rate on the long-term obligation to related party due to revisions in the mine plan at December 31, 2013, partially offset by the increase in the principal balance of the long-term obligation to related party from the closing of the reserve transfer to Thoroughbred in April 2013, which increased the principal balance on the obligation by $4.9 million, and a lesser amount of capitalized interest in the current year due to a decline in capital expenditures year over year.

Net Loss

Net loss for the nine months ended September 30, 2014 was $17.2 million, as compared to $18.9 million for the same period of 2013. The decrease in net loss is largely due to the improved gross margin resulting from the favorable volume variance and the reduction in G&A costs and interest expense year-over-year, partially offset by the increase in DD&A expense.

Adjusted EBITDA

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable GAAP measure:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Net loss	$(17,236)	$(18,880)
Income tax provision	—	—
Depreciation, depletion, and amortization	33,178	28,023
Asset retirement obligation expense s	1,568	1,760
Non-cash production royalty to related party	6,313	6,502
Interest expense, net	24,559	26,382
Non-cash stock compensation expense	(61)	356
Gain on settlement of asset retirement obligation	—	(90)

Adjusted EBITDA	$48,321	$44,053

Our Adjusted EBITDA for the nine months ended September 30, 2014 was $48.3 million, as compared to $44.1 million for the nine months ended September 30, 2013. The increase resulted primarily from improved gross margin as a result of selling 0.3 million tons more in the nine months ended September 30, 2014, as compared to the same period of 2013, as well as lower G&A costs, exclusive of stock compensation expense, experienced in the current year.

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

On December 21, 2012, we completed a $200.0 million Notes offering and received proceeds of $193.1 million, as the Notes were issued at an original issue discount of 96.567%. Interest on the Notes is due semiannually on June 15 and December 15 of each year, with the first payment made on June 15, 2013. In connection with the offering, we prepaid and terminated our then existing senior secured credit facility. In addition, we entered into a new asset based revolving credit facility, which provides for revolving borrowings of up to $50.0 million (the 2012 Credit Facility).

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

The principal indicators of our liquidity are our cash on hand and availability under the 2012 Credit Facility. As of September 30, 2014, our available liquidity was $87.1 million, comprised of cash on hand of $66.7 million and $20.4 million available under the 2012 Credit Facility.

Cash Flows

The following table reflects cash flows for the applicable periods:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Net cash provided by (used in):
Operating activities	$36,821	$37,924
Investing activities	$(14,956)	$(30,099)
Financing activities	$(6,793)	$(6,933)

Nine Months Ended September 30, 2014 Compared to nine Months Ended September 30, 2013

Net cash provided by operating activities was $36.8 million for the nine months ended September 30, 2014, a decrease of $1.1 million from net cash provided by operating activities of $37.9 million for the same period of 2013. We experienced a decrease in operating income in the first nine months of 2014 due to the higher production levels and accelerated depreciation of the capitalized mine development costs associated with the Lewis Creek underground mine, which increased DD&A by $5.2 million in the first nine months of 2014, as compared to the same period of 2013. Partially offsetting the increase was an increase in gross margin driven by the increase in sales volume and pricing, as well as the decline in G&A expenses. Positively impacting cash flows from operations for the nine months ended September 30, 2014 was an increase in accounts payable and accrued liabilities of $4.3 million and net related party liabilities of $10.7 million due to the deferment of amounts owed to our affiliate, Thoroughbred, including interest and royalties earned on leased reserves. Negatively impacting operating cash flows was an increase in other non-current assets during the nine months ended September 30, 2014 due to an increase in collateral posted against outstanding surety bonds, which are used to secure the performance of our reclamation obligations, as well as an increase in accounts receivable related to the increase in revenue and the timing of cash receipts. Positively impacting cash flows from operations for the nine months ending September 30, 2013 was an increase in accounts payable and accrued liabilities of $12.6 million and accrued interest of $6.2 million due to the timing of payments and an increase in related party payables due to an increase in royalties earned by Thoroughbred. Negatively impacting operating cash flows was an increase in inventory experienced during the nine months ended September 30, 2013 due to an increase in coal inventory and materials and supplies on hand resulting from the development of the Lewis Creek underground mine, as well as an increase in accounts receivable related to the timing of cash receipts.

Net cash used in investing activities decreased $15.1 million to $15.0 million for the nine months ended September 30, 2014, compared to $30.1 million for the same period of 2013. The current year investment is primarily attributable to capital expenditures associated with maintaining our existing fixed assets, whereas the prior year investment is largely attributable to capital expenditures on equipment and mine development for the completion of the Lewis Creek underground mine.

Net cash used in financing activities was $6.8 million for the nine months ended September 30, 2014, compared to net cash used in financing activities of $6.9 million for the nine months ended September 30, 2013. The current year and prior year activity relates primarily to scheduled capital lease and other long-term debt payments.

Contractual Obligations

Our contractual obligations have not changed materially from the disclosures in our Annual Report on Form 10-K filed with the SEC on March 25, 2014.

Capital Expenditures

Our mining operations require investments to expand, upgrade or enhance existing operations and to comply with environmental regulations. Our anticipated total capital expenditures for 2014 are estimated in a range of $28.0 million to $30.0 million, of which approximately 34% represents machinery, equipment, and land purchases and approximately 66% represents mine development related expenditures. Management anticipates funding 2014 capital requirements with current cash balances and cash flows provided by operations. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability and cost of additional capital will depend upon prevailing market conditions and several other factors over which we have limited control, as well as our financial condition and results of operations.

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

As of September 30, 2014, we had approximately $35.6 million in surety bonds outstanding to secure the performance of our reclamation obligations, which were supported by approximately $6.0 million of cash posted as collateral.

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

In January 2014, our investment in Ram Terminals, LLC (RAM), an entity majority owned by Yorktown, was converted into an equal ownership percentage of Terminal Holdings, LLC, a holding company which is the sole member of both RAM and MG Midstreaming, LLC. Subsequent to the Merger, but also on February 1, 2014, Terminal Holdings, LLC merged with and into a merger subsidiary of Thoroughbred created for the purpose of the transaction, with Terminal Holdings, LLC as the surviving entity. Terminal Holdings, LLC was owned by us and Yorktown in the same percentage as their prior interests in RAM, and by virtue of the merger, our equity interest was converted into an equal number of common units representing limited partnership interests in Thoroughbred. Because of our ownership interest in Thoroughbred through ECGP, the newly converted interest, which equals 0.9%, is accounted for under the equity method.

Sale of Coal Reserves

We have executed the sale of an undivided interest in certain land and mineral reserves to Thoroughbred, through a series of transactions beginning in February 2011. Subsequently, we entered into lease agreements with Thoroughbred pursuant to which Thoroughbred granted us leases to its undivided interests in the mining properties acquired and licenses to mine and sell coal from those properties in exchange for a production royalty. Due to our continuing involvement in the land and mineral reserves transferred, these transactions have been accounted for as financing arrangements. A long-term obligation has been established that is being amortized over the anticipated life of the mineral reserves, at an annual rate of 7% of the estimated gross revenue generated from the sale of the coal originating from the leased mineral reserves. In addition, effective February 2011, we and Thoroughbred entered into a Royalty Deferment and Option Agreement, whereby we have been granted an option to defer payment of any royalties earned by Thoroughbred on coal mined from these properties. Compensation for the aforementioned transactions has consisted of a combination of cash payments and the forgiveness of amounts owed by us, which primarily consisted of deferred royalties.

On April 1, 2013, we sold an additional 2.59% undivided interest in certain land and mineral reserves to Thoroughbred. The percentage interest in the land and mineral reserves sold was based on a fair value determined by a third-party specialist. In exchange for the undivided interest in the land and mineral reserves, Thoroughbred forgave amounts owed by us totaling $4.9 million. This transaction increased Thoroughbred’s undivided interest in certain of our land and mineral reserves in Muhlenberg and Ohio Counties to 53.4%. In addition, the transferred mineral reserves were leased back to us on terms similar to those applicable to the previous transfers. As we will have a continuing involvement in the reserves, the transaction is accounted for as a financing arrangement and an additional long-term obligation to Thoroughbred of $4.9 million was recognized in the second quarter of 2013. As a result of the additional asset transfer in April 2013, the effective interest rate on the long-term obligation to related party was adjusted to 10.65%. Based on the mine plan as of December 31, 2013, the effective interest rate of the obligation was reduced to 7.0% beginning January 1, 2014.

As of September 30, 2014 and December 31, 2013, the outstanding long-term obligation to related party totaled $104.6 million and $106.3 million, respectively. Interest expense recognized for the three months ended September 30, 2014 and 2013 associated with the long-term obligation to related party was $1.8 million and $2.8 million, respectively, and $5.5 million and $8.2 million for the nine months ended September 30, 2014 and 2013, respectively.

Lease of Coal Reserves

In February 2011, Thoroughbred entered into a lease and sublease agreement with us relating to its Elk Creek reserves and granted us a license to mine coal on those properties. The terms of this agreement mirror those of the lease agreements associated with the jointly owned reserves between us and Thoroughbred. Total production royalties owed from mining of the Elk Creek reserves, where our Kronos mine resides, for the three months ended September 30, 2014 and 2013 totaled $2.0 million and $2.5 million, respectively, and for the nine months ended September 30, 2014 and 2013 totaled $6.3 million and $6.5 million, respectively.

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

Administrative Services Agreements

Effective as of January 1, 2011, we entered into an Administrative Services Agreement with Thoroughbred and its general partner, ECGP, pursuant to which we agreed to provide Thoroughbred with general administrative and management services, including, but not limited to, human resources, information technology, financial and accounting services and legal services. As consideration for the use of our employees and services, and for certain shared fixed costs, Thoroughbred paid us $0.3 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively and $0.8 million and $0.6 million for the nine months ended September 30, 2014 and 2013, respectively. Prior to the Merger, we had separate administrative services agreements with Thoroughbred Resources, LLC and RAM. For the three and nine months ended September 30, 2013, we were paid an immaterial amount and $0.1 million, respectively, for the associated services rendered to Thoroughbred Resources, LLC and RAM.

Other

In 2006 and 2007, we entered into overriding royalty agreements with a current and a former executive employee to compensate each of them $0.05/ton of coal mined and sold from properties owned by certain of our subsidiaries. The agreements remain in effect for the later of 20 years from the date of the agreement or until all salable coal has been extracted from the applicable properties. Both royalty agreements transfer with the property regardless of ownership or lease status. The royalties are payable the month following the sale of coal mined from the specified properties. We account for these royalty arrangements as expense in the period in which the coal is sold. Associated royalty expense recorded in the three months ended September 30, 2014 and 2013 was $0.2 million and $0.2 million, respectively, and $0.6 million and $0.7 million in the nine months ended September 30, 2014 and 2013, respectively.

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

Some of the products used in our mining activities, such as diesel fuel, explosives and steel products for roof support used in our underground mining, are subject to price volatility. Through our suppliers, we utilize forward purchases to manage a portion of our exposure related to diesel fuel volatility. A hypothetical increase of $0.10 per gallon for diesel fuel would have increased net loss by $0.2 million and $0.7 million for the three and nine months ended September 30, 2014, respectively. A hypothetical increase of 10% in steel prices would have increased net loss by $0.4 million and $1.6 million for the three and nine months ended September 30, 2014, respectively. A hypothetical increase of 10% in explosives prices would have increased net loss by $0.4 million and $1.4 million for the three and nine months ended September 30, 2014, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based upon such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2014, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the fiscal quarter ended September 30, 2014.

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

ARMSTRONG ENERGY, INC.

Date: November 13, 2014	By:	/s/ J. Richard Gist
J. Richard Gist
Senior Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)