Form 10-K
period 2014-12-31
Armstrong Energy, Inc.
filed 2015-03-26
CIK 1532288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of June 30, 2014, there was no established public market for the registrant’s voting and non-voting common stock and therefore the aggregate market value of the voting and non-voting common equity held by non-affiliates is not determinable.

As of March 26, 2015, there were 21,936,844 shares of Armstrong Energy, Inc.’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Various statements contained in this annual report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this annual report speak only as of the date of this annual report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

•	market demand for coal and electricity;

•	geologic conditions, weather and other inherent risks of coal mining that are beyond our control;

•	competition within our industry and with producers of competing energy sources;

•	excess production and production capacity;

•	our ability to acquire or develop coal reserves in an economically feasible manner;

•	inaccuracies in our estimates of our coal reserves;

•	availability and price of mining and other industrial supplies, including steel-based supplies, diesel fuel, rubber tires and explosives;

•	the continued weakness in global economic conditions or in any industry in which our customers operate, or sustained uncertainty in financial markets, which may cause conditions we cannot predict;

•	coal users switching to other fuels in order to comply with various environmental standards related to coal combustion;

•	volatility in the capital and credit markets;

•	availability of skilled employees and other workforce factors;

•	our ability to collect payments from our customers;

•	defects in title or the loss of a leasehold interest;

•	railroad, barge, truck and other transportation performance and costs;

•	our ability to secure new coal supply arrangements or to renew existing coal supply arrangements;

•	the deferral of contracted shipments of coal by our customers;

•	our ability to service our outstanding indebtedness;

•	our ability to comply with the restrictions imposed by our revolving credit facility, the indenture governing our notes and other financing arrangements;

•	the availability and cost of surety bonds;

ii

•	our ability to obtain and renew various permits, including permits authorizing the disposition of certain mining waste;

•	existing and future legislation and regulations affecting both our coal mining operations and our customers’ coal usage, governmental policies and taxes, including those aimed at reducing emissions of elements such as mercury, sulfur dioxide, nitrogen oxides, toxic gases, such as hydrogen chloride, particulate matter or greenhouse gases;

•	the accuracy of our estimates of reclamation and other mine closure obligations;

•	our ability to attract and retain key management personnel;

•	efforts to organize our workforce for representation under a collective bargaining agreement; and

•	other factors, including those discussed in Item 1A – “Risk Factors” of this Annual Report on Form 10-K.

iii

PART I

Item 1. Business

Overview

Our History

Armstrong Energy, Inc. (together with its subsidiaries, we, Armstrong Energy, or the Company) is a diversified producer of low chlorine, high sulfur thermal coal from the Illinois Basin, with both surface and underground mines. We market our coal primarily to proximate and investment grade electric utility companies as fuel for their steam-powered generators. Based on 2014 production, we are the sixth largest producer in the Illinois Basin and the second largest in Western Kentucky.

We were formed in 2006 to acquire and develop a large coal reserve holding. Between 2006 and 2011, we completed six transactions, either directly or through our affiliate, Thoroughbred Resources, L.P. (Thoroughbred), to acquire mineral reserves and land from Peabody Energy, Inc. (Peabody). We commenced production in the second quarter of 2008 and currently operate seven mines, including four surface and three underground, and are seeking permits for three additional mines. Since 2008, we have continued to acquire additional mineral reserves, which are strategic to our operating plans and currently control approximately 563 million tons of proven and probable coal reserves. We also own and operate three coal processing plants, which support our mining operations. From our reserves, we mine coal from multiple seams that, in combination with our coal processing facilities, enhance our ability to meet customer requirements for blends of coal with different characteristics. The locations of our coal reserves and operations, adjacent to the Green River, together with our river dock coal handling and rail loadout facilities, allow us to optimize our coal blending and handling, and provide our customers with rail, barge and truck transportation options.

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

Our revenue has increased from zero in 2007 to $441.8 million in the year ended December 31, 2014, and our net loss and adjusted EBITDA for the year ended December 31, 2014, totaled $28.8 million and $61.8 million, respectively.

For the year ended December 31, 2014, we sold 9.4 million tons of coal, and we are contractually committed to sell 8.4 million tons of coal in 2015.

We operate in one reporting segment. For information regarding our revenue, long-lived assets, and total assets, please see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 – “Financial Statements and Supplementary Data.”

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

Our Relationship with Thoroughbred Resources, L.P.

Armstrong Resource Partners, L.P. (Armstrong Resource Partners) was formed in 2008 to engage in the business of management and leasing of coal properties and collection of royalties in the Western Kentucky region of the Illinois Basin. On February 1, 2014, Armstrong Resource Partners merged with and into Thoroughbred Resources, LLC, an entity wholly-owned by Yorktown also created to lease coal properties in exchange for royalties, with Armstrong Resource Partners as the surviving entity (the Merger). Effective with the Merger, Armstrong Resource Partners changed its name to Thoroughbred. As of December 31, 2014, Armstrong Energy holds a 0.2% equity interest in Thoroughbred through a wholly-owned subsidiary, Elk Creek GP, LLC (Elk Creek GP), which is the sole general partner of Thoroughbred. References to Thoroughbred in this Annual Report on Form 10-K refer to Armstrong Resource Partners prior to the merger, unless otherwise noted.

In January 2014, our investment in Ram Terminals, LLC (RAM), an entity majority owned by Yorktown, was converted into an equal ownership percentage of Terminal Holdings, LLC, a holding company, which is the sole member of both RAM and MG Midstreaming, LLC. Subsequent to the Merger, but also on February 1, 2014, Terminal Holdings, LLC merged with and into a merger subsidiary of Thoroughbred created for the purpose of the transaction, with Terminal Holdings, LLC as the surviving entity. Terminal Holdings, LLC was owned by us and Yorktown in the same percentage as our prior interests in RAM, and, by virtue of the merger, Armstrong Energy’s equity interest in Terminal Holdings, LLC was converted into an equal number of common units representing limited partnership interests in Thoroughbred. The newly converted interest in Thoroughbred equates to an additional 0.9% equity interest in Thoroughbred, which increases Armstrong Energy’s total equity interest in Thoroughbred to 1.1%. Subsequent to the merger transactions, Yorktown owns 97.9% of its equity interests in Thoroughbred, all limited partnership interests.

Pursuant to the Amended and Restated Agreement of Limited Partnership of Thoroughbred Resources, L.P. (Thoroughbred LPA), Elk Creek GP has the exclusive authority to conduct, direct and manage all activities of Thoroughbred. Pursuant to the Thoroughbred LPA, effective October 1, 2011, Yorktown may unilaterally remove Elk Creek GP as general partner in some circumstances. As a result, beginning October 1, 2011, Armstrong Energy no longer consolidates the results of Thoroughbred in the financial statements of Armstrong Energy.

Beginning in 2011, Thoroughbred acquired, through multiple transactions, an undivided interest in certain land and mineral reserves of Armstrong Energy in Muhlenberg and Ohio Counties, Kentucky. As of December 31, 2014, Thoroughbred owns a 49.28% undivided interest in approximately 179 million tons of our mineral reserves. In conjunction with the aforementioned acquisitions, Armstrong Energy entered into lease agreements with Thoroughbred pursuant to which Thoroughbred granted Armstrong Energy leases to its undivided interest in the mining properties acquired and licenses to mine coal on those properties in exchange for a production royalty.

In addition, we have also leased approximately 256 million tons of mineral reserves wholly-owned by Thoroughbred in exchange for a production royalty. See Item 13 – “Certain Relationships and Related-Party Transactions, and Director Independence” for further information regarding the merger and related-party transactions.

Our Mining Operations

We currently operate seven active mines, all of which are located in the Illinois Basin coal region in western Kentucky. In addition, we are seeking permits for three additional mines. Our active operations are comprised of four surface mines and three underground mines, and we have three preparation plants serving these operations. In 2014, approximately 54% of the coal that we produced came from our surface mining operations.

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

We control approximately 563 million tons of coal available for production at our active and proposed mines in Ohio, Muhlenberg, McLean, Webster, and Union counties in Western Kentucky, of which we lease or sublease approximately 174 million tons from various unaffiliated landowners.

The following map shows the locations of our mining operations and coal reserves:

Midway Mine. The Midway mine is a surface mine located two miles southeast of Centertown, Kentucky in Ohio County and is west of and adjacent to the Midway Preparation Plant. The Midway mine commenced production in April 2008 and extracts thermal coal from the West Kentucky #13a, #13, and #11 seams. Stripping ratios for coal that has not undergone any processing, or “run-of-mine” coal, at the Midway mine averaged approximately 11.3-to-1 in 2014. The Midway mine produced approximately 1.3 million tons of clean coal in 2014 and is currently equipped with one dragline (45 yard bucket) and a spread of surface mining equipment, including power shovels, excavators, loaders and haul trucks. Our reserve studies indicate the Midway mine has approximately 15.0 million tons of proven and probable reserves. Coal from the Midway mine is transported less than one mile by truck to the Midway Preparation Plant for processing, where it is then shipped to customers via truck, rail or barge.

Parkway Underground Mine. The Parkway underground mine is located northeast of Central City, Kentucky in Muhlenberg County. The Parkway underground mine extracts thermal coal primarily from the West Kentucky #9 seam and accesses that seam from an older surface mining pit that was abandoned prior to our acquisition of the Parkway underground mine. The Parkway underground mine consists of two working super sections, and each section is currently equipped with two continuous miners that operate concurrently. The Parkway underground mine produced approximately 1.1 million tons of clean coal in 2014. As of December 31, 2014, the Parkway underground mine had approximately 9.9 million tons of proven and probable reserves. The majority of the coal from the Parkway underground mine is transported to the surface stockpile where it is processed at the Parkway Preparation Plant and trucked to a single customer via a seven mile private haul road.

East Fork Mine. The East Fork mine is a surface mine located three miles west of Centertown, Kentucky. The East Fork complex consists of two pits, the Warden and Kronos pits, which extract thermal coal from the West Kentucky #14 seam. The Kronos pit commenced operations in June 2009, and the Warden pit commenced operations in August 2009. Production at the Kronos pit ceased in August 2011, and production at the Warden pit was temporarily idled in March 2012. There were approximately 3.1 million tons of proven and probable reserves at the East Fork mine at December 31, 2014.

Equality Boot Mine. The Equality Boot mine is a surface mining operation located eight miles southwest of Centertown, Kentucky, which commenced operations in September 2010. The Equality Boot mine extracts thermal coal from the West Kentucky #14, #13, #12 and #11 seams and produced approximately 2.8 million tons of coal in 2014. The Equality Boot mine uses two draglines equipped with 45 yard buckets and a spread of surface equipment, including power shovels, excavators, loaders and haul trucks to remove overburden and interburden and construct the dragline bench. Run-of-mine stripping ratios at the Equality Boot mine averaged approximately 11.0-to-1 in 2014. The Equality Boot mine had approximately 15.2 million tons of proven and probable reserves as of December 31, 2014. Coal from the Equality Boot mine is transported less than one mile by truck to a 4,400 foot overland conveyor system, which is used to transport the coal to the 2,500 tons per hour barge loadout facility located on the Green River. The coal is then loaded onto barges and transported approximately five miles to the Armstrong Dock Preparation Plant where it is unloaded, processed, reloaded onto barges and then shipped to customers.

Lewis Creek Mine. The Lewis Creek mine is a surface mine located approximately five miles south of Centertown, Kentucky, and approximately 3.5 miles from the Midway Preparation Plant. Production commenced in June 2011 at the Lewis Creek mine, and thermal coal is being mined from the West Kentucky seams #13A and #13. Lewis Creek produced approximately 1.0 million tons of clean coal in 2014. A dragline equipped with a 20 yard bucket is used in conjunction with mobile mining equipment to remove overburden and construct the dragline bench at the Lewis Creek mine. As of December 31, 2014, there were approximately 3.8 million tons of proven and probable reserves at the Lewis Creek surface mine. Coal mined at the Lewis Creek mine is transported by truck to the Midway Preparation Plant for processing and subsequent delivery to our customers.

Kronos Underground Mine. The Kronos underground mine, which commenced operations in September 2011, is located approximately three miles southwest of Centertown, Kentucky. It extracts thermal coal from the West Kentucky #9 seam. The Kronos underground mine produced approximately 2.5 million clean tons of coal in 2014. The mine utilizes four continuous miner super sections, and there were approximately 33.7 million tons of proven and probable reserves at the Kronos underground mine as of December 31, 2014. Coal mined at the Kronos underground mine is transported by truck to the Midway Preparation Plant and by conveyor to the Armstrong Dock Preparation Plant for processing and delivery to our customers.

Lewis Creek Underground Mine. The Lewis Creek underground mine, which came out of development in July 2013, produces coal from the West Kentucky #9 seam. The Lewis Creek underground mine produced approximately 0.6 million clean tons of coal in 2014. Coal mined at the Lewis Creek underground mine is transported by truck to the Midway Preparation Plant for processing and subsequent delivery to our customers. Due to continued operational issues experienced at the Lewis Creek underground mine, we intend to close the mine during the first quarter of 2015.

Future Mines. We are developing an additional underground mine at our Parkway mine complex, the Survant underground mine, which will produce coal from the West Kentucky #8 seam. We are expecting to complete development of the mine during the first half of 2015. There are 59.7 million tons of proven and probable reserves at the Survant underground mine as of December 31, 2014. Coal mined from the Survant underground mine will be processed at the Parkway Preparation Plant prior to shipment to the ultimate customer.

We continue to evaluate our mine plans and expect to open additional mines in order to replace existing mines as the reserves are depleted.

Our Coal Preparation Facilities

The majority of coal from each of our mining operations is processed at a coal preparation plant located near the mine or connected to the mine by an overland conveyor system. Currently, we have three preparation plants, Midway, Parkway and Armstrong Dock. These coal preparation plants allow us to process the coal we extract from our mines to ensure a consistent quality and to enhance its suitability for particular end-users. In 2014, our preparation plants processed approximately 94% of the raw coal we produced. In addition, depending on coal quality and customer requirements, we may blend coal mined from different locations in order to achieve a more suitable product. At the current time, our preparation plants do not process coal from other companies, and we do not have any present intention to do so.

The following chart provides information regarding our preparation plants:

	Midway	Parkway	Armstrong Dock
Location:	Centertown, Kentucky	Central City, Kentucky	Centertown, Kentucky
Inception:	July 2008	April 2009	March 2010
Mines Serviced:	Midway, Lewis Creek, Kronos Underground, Lewis Creek Underground	Parkway Underground	East Fork, Equality Boot, Kronos Underground
Tons Per Hour:	1,200	400	1,200
Loadout Tons Per Hour:	2,500 (Rail)	—	2,500 (Barge)
Transportation:	Rail, Truck	Truck	Barge

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

Customers

Our primary customers are electric utilities. We may also sell coal to industrial companies, brokers and other coal producers. For the year ended December 31, 2014, approximately 99% of our coal revenues related to sales to electric utilities. The majority of our electric utility customers purchase coal for terms of one to five years, but we also supply coal on a spot basis for some of our customers.

In 2014, we sold coal to 11 domestic customers with operations located in numerous states. The majority of those customers operate power plants in the Midwestern and Southern regions of the United States. For the year ended December 31, 2014, we derived approximately 35% and 33% of our total coal revenues from sales to our two largest customers, Louisville Gas & Electric and Tennessee Valley Authority, respectively.

Multi-year Coal Supply Agreements

As is customary in the coal industry, we enter into multi-year coal supply agreements with many of our customers. Multi-year coal supply agreements usually have specific volume and pricing arrangements for each year of the agreement. These agreements allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices. In 2014, we sold approximately 87% of our coal under multi-year coal supply agreements. The majority of our multi-year coal supply agreements include a fixed price for the term of the agreement or a pre-determined escalation in price for each year. Some of our multi-year coal supply agreements may include a variable pricing system. At December 31, 2014, we had multi-year coal supply agreements with remaining terms ranging from one to five years.

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

The price of coal sold under certain of our agreements is subject to fluctuation. For example, some of our agreements include index provisions that change the price based on changes in market-based indices and or changes in economic indices. Other agreements contain price reopener provisions that may allow a party to renegotiate pricing at a set time. Price reopener provisions may automatically set a new price based on then-current market prices or require us to negotiate a new price. In a limited number of agreements, if the parties do not agree on a new price, either party has an option to terminate the agreement. In addition, certain of our agreements contain clauses that may allow customers to terminate the agreement in the event of certain changes in environmental laws and regulations that affect their operations.

The coal supply agreements establish the quality and volume of coal to be sold. Most of our agreements fix annual pricing and volume obligations, though, in certain instances, the volume obligations may change depending on the customer’s needs. Most of our coal supply agreements contain provisions requiring us to deliver coal within certain ranges for specific coal characteristics, such as heat content, sulfur, ash and moisture content as well as others. Failure to meet these specifications can result in economic penalties, suspension or cancellation of shipments or termination of the agreements.

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

Transportation

We ship our coal to domestic customers by means of railcars, barges or trucks, or a combination of these means of transportation. We generally sell coal free on board at the mine or nearest loading facility. Our customers normally bear the costs of transporting coal by rail or barge. Historically, most domestic electricity generators have arranged long-term shipping agreements with rail or barge companies to assure stable delivery costs. Approximately 50% of our coal shipped in 2014 was delivered by barge, which is generally less expensive than transporting coal by truck or rail. The Armstrong Dock, which is located on the Green River, can load up to six million tons of coal annually for shipment on inland waterways. In 2014, approximately 26% and 24 % of our coal sales tonnage was shipped by truck and rail, respectively.

Competition

The coal industry is highly competitive. There are numerous large and small producers in all coal producing regions of the United States, and we compete with many of these producers. Our main competitors include Alliance Resource Partners, L.P., Peabody Energy, Inc., Foresight Energy L.P., and Murray Energy, all of which are companies mining in the Illinois Basin. Many of these coal producers have greater financial resources and more proven and probable reserves than we do. Based on data from the Mine Safety and Health Administration (MSHA), we were the sixth largest producer of Illinois Basin coal in fiscal 2014, producing approximately 7% of the total Illinois Basin coal. Outside of the Illinois Basin, we compete broadly with other United States based producers of thermal coal and internationally with numerous global coal producers.

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

Employees

At December 31, 2014, we employed approximately 980 employees, none of whom is represented for collective bargaining by a union. We believe that our relations with all employees are good, and, since our inception, we have had no history of work stoppages or union organizing campaigns.

Seasonality

Our business has historically experienced some variability in its results due to the effect of seasons. Demand for coal-fired power can increase due to unusually hot or cold weather as power consumers use more air conditioning or heating. Conversely, mild weather can result in softer demand for our coal. Adverse weather conditions, such as floods or blizzards, can affect our ability to mine and ship our coal and our customers’ ability to take delivery of coal.

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

The costs of compliance with these laws and regulations have been and are expected to continue to be significant. Future laws, regulations or orders, as well as differing interpretations and more rigorous enforcement of existing laws, regulations or orders in the future, may substantially increase equipment and operating costs, result in delays and disrupt operations or termination of operations, the extent of which cannot be predicted with any degree of certainty. We are committed to operating our mines in compliance with applicable federal, state and local laws and regulations. However, because of extensive and comprehensive regulatory requirements, violations during mining operations occur from time to time. Violations, including violations of any permit or approval, can result in substantial civil and criminal fines and penalties, including revocation or suspension of mining permits. None of the violations we have experienced to date or the monetary penalties assessed have had a material impact on our operations.

In addition, our customers are subject to extensive regulation regarding the environmental impacts associated with the combustion or other use of coal, which could affect demand for our coal. Changes in applicable laws or the adoption of new laws relating to energy production may cause coal to become a less attractive source of energy, which may adversely affect our mining operations, cost structure or the demand for coal. For example, if emissions rates or caps on greenhouse gases are enacted or a tax on carbon is imposed, the market share of coal as fuel used to generate electricity would be expected to decrease.

Mine Safety and Health Laws

Stringent health and safety standards have been in effect since the enactment of the Federal Coal Mine Health and Safety Act of 1969. The Federal Mine Safety and Health Act of 1977 (the Mine Act) provided for MSHA and significantly expanded the enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations. It requires periodic inspections of surface and underground coal mines and the issuance of citations or orders for the violation of a mandatory health and safety standard. Serious violations of mandatory health and safety standards may result in the issuance of an order requiring the immediate withdrawal of miners from the mine or shutting down a mine or any section of a mine or any piece of mine equipment. The Mine Act also imposes criminal liability for corporate operators who knowingly falsify records required to be kept under the Mine Act or who knowingly or willfully violate a mandatory health and safety standard or order and provides that civil and criminal penalties may be assessed against individual agents, officers and directors who knowingly or willfully violate a mandatory health and safety standard or order. The State of Kentucky also has programs for mine safety and health regulation and enforcement. Collectively, federal and state safety and health regulation in the coal mining industry provides one of the most comprehensive systems for protection of employee health and safety affecting any segment of U.S. industry. In the wake of several recent underground mine accidents, enforcement scrutiny has also increased, including increased number of inspections, more inspection hours at mine sites and increased number and severity of enforcement actions. Such regulation and enforcement has a significant effect on our operating costs.

In 2006, in response to an increase in fatal mine accidents, Congress enacted the Federal Mine Improvement and New Emergency Response Act of 2006 (the MINER Act). Among other things, the MINER Act: (i) imposed additional obligations on coal operators related to (a) developing new emergency response plans that address post-accident communications, tracking of miners, breathable air, lifelines, training and communication with local emergency response personnel, (b) establishing additional requirements for mine rescue teams, and (c) notifying federal authorities of incidents that pose a reasonable risk of death; and (ii) increased penalties for violations of applicable federal laws and regulations.

On April 23, 2014, MSHA published a final rule, which, among other things, reduces the overall respirable coal dust standard from 2.0 mg to 1.5 mg per cubic metre of air and cuts in half the standard from 1.0 to 0.5 for certain mine entries and miners with pneumoconiosis. The rule also increases sampling requirements, requires use of certain technology to provide real-time information about dust levels and requires immediate corrective action when a single, full-shift sample finds an excessive concentration of dust. The new rule has a staggered implementation schedule, with some of the provisions requiring compliance by August 2014, while certain provisions, including continuous monitoring of coal mine dust concentrations and the overall reduction in the limit of respirable coal mine dust, will not be effective until 2016. The rule is being challenged in litigation initiated by the National Mining Association and others. We are continuing to evaluate the potential impact this rule, if upheld, may have on our results of operations and financial condition.

On January 15, 2015, MSHA published a final rule requiring underground coal mine operators to equip continuous mining machines, except full-face continuous mining machines, with proximity detection systems. This final rule is intended to strengthen protections for miners by reducing the potential for pinning, crushing or striking accidents in underground coal mines. The new rule is effective as of March 16, 2015, but has staggered implementation deadlines through early 2018 depending upon the manufacturing date of the equipment and whether or not the equipment has been previously equipped with a proximity detection system. Because MSHA has concluded that other underground mining equipment presents similar hazards, MSHA has initiated rulemaking regarding the implementation of proximity detection systems on other equipment, as well.

Our compliance with current or future mine health and safety regulations could increase our mining costs. At this time, it is not possible to predict the full effect that the new or proposed statutes, regulations and policies will have on our operating costs, but if they increase our costs, they will also increase the costs of our competitors. Some, but not all, of these additional costs may be passed on to our customers.

We provide income replacement and medical treatment for work-related traumatic injury claims as required under state workers’ compensation laws. Our costs will vary based on the number of accidents that occur at our mines and other facilities and our costs of addressing these claims. We provide benefits to our employees by being insured through state-sponsored programs or an insurance carrier where there is no state-sponsored program.

Black Lung

Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each coal mine operator must pay federal black lung benefits to eligible current and former employee claimants and also make payments to a trust fund for the payment of benefits and medical expenses to eligible claimants who last worked in the coal industry prior to January 1, 1973. The trust fund is funded by an excise tax on production of up to $1.10 per ton for coal mined via underground mining methods and up to $0.55 per ton for coal mined via surface mining methods, neither amount to exceed 4.4% of the gross sales price. The excise tax does not apply to coal shipped outside the United States. We recorded $7.3 million of expense related to this excise tax in each of 2014 and 2013.

With the implementation of the Patient Protection and Affordable Care Act in 2010 and the amendment of federal black lung regulations, the number of claimants who are awarded federal black lung benefits has increased and will likely continue to increase, as will the amounts of those awards. Our payment obligations for federal black lung benefits are either secured by insurance coverage or paid from a tax exempt trust established for that purpose. Based on required funding levels, we may have to supplement the trust corpus to cover the anticipated liabilities going forward. In addition, we could be held liable under various state statutes for black lung claims.

Mining Permits and Approvals

Numerous governmental permits and approvals are required for our coal mining operations. When we apply for some of these permits, we are required to assess the effect or impact that any proposed production or processing of coal may have upon the environment. The authorization and permitting requirements imposed by governmental authorities are costly and may delay or prevent commencement or continuation of mining operations in certain locations. These requirements may also be supplemented, modified or re-interpreted from time to time. Past or ongoing violations of federal and state mining laws could provide a basis to revoke existing permits and to deny the issuance of additional permits.

In order to obtain mining permits and approvals from federal and state regulatory authorities, mine operators or applicants must submit a reclamation plan for restoring the mined land to its prior productive use, better condition or other approved use. Typically, we submit the necessary permit applications several months, or even years, before we plan to mine a new area. Some required mining permits are becoming increasingly difficult to obtain in a timely manner, or at all, particularly those permits involving the federal Clean Water Act (CWA) and the U.S. Army Corps of Engineers (Corps). Specifically, issuance of Corps permits allowing placement of material in valleys or streams has been slowed in recent years due to ongoing disputes over the requirements for obtaining such permits. While we do not engage in mountaintop mining, we are required to obtain permits from the Corps, and our mining operations do affect bodies of water regulated by the Corps. The permit application review process takes longer to complete, and permit applications are increasingly being challenged by environmental and other advocacy groups, although we are not aware of any such challenges to any of our pending permit applications. We may experience difficulty or delays in obtaining mining permits or other necessary approvals in the future or even face denials of permits altogether. Violations of federal, state and local laws, regulations or any permit or approval issued under such authorization can result in substantial fines and penalties, including revocation or suspension of mining permits and, in certain circumstances, criminal sanctions.

Surface Mining Control and Reclamation Act

The Surface Mining Control and Reclamation Act of 1977 (SMCRA), which is administered by the Office of Surface Mining Reclamation and Enforcement within the Department of the Interior (OSM), establishes operational, reclamation and closure standards for all aspects of surface mining, including the surface effects of underground coal mining. Mining operators must obtain SMCRA permits and permit renewals from OSM or from the applicable state agency if the state has obtained primacy. A state may achieve primacy if it develops a regulatory program that is no less stringent than the federal program and approved by OSM. Our mines are located in Kentucky, which has primacy to administer the SMCRA program. SMCRA stipulates compliance with many other major environmental statutes, including the federal Clean Air Act (CAA), the CWA, the Resource Conservation and Recovery Act (RCRA) and the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund).

Some SMCRA mine permits take us over a year to prepare, depending on the size and complexity of the mine. Once a permit application is prepared and submitted to the regulatory agency, it goes through a completeness and technical review. Also, before a SMCRA permit is issued, a mine operator must submit a bond or otherwise secure the performance of all reclamation obligations. After the application is submitted, public notice or advertisement of the proposed permit action is required, which is followed by a public comment period. It is not uncommon for it to take more than a year for a SMCRA mine permit to be issued.

The OSM’s “stream buffer zone rule” (SBZ Rule) prohibits mining disturbances within 100 feet of streams if there would be a negative effect on water quality. In December 2008, the OSM finalized a revised SBZ Rule, which purported to clarify certain aspects of the SBZ Rule; however, the U.S. District Court for the District of Columbia struck down the revised SBZ Rule in early 2014. The OSM has proposed to develop a substitute Stream Protection Rule (SPR). To date, the SPR has not been finalized, and it is unclear when it will be promulgated. The SPR, when adopted, may be stricter than the SBZ Rule promulgated in December 2008 in order to further protect streams from the impacts of surface mining, and it may adversely affect our business and operations. In addition, legislation has been introduced in Congress in the past, and may be introduced in the future, in an attempt to preclude placing any fill material in streams. Implementation of new requirements or enactment of such legislation could negatively affect our future ability to conduct certain types of mining activities.

Surety Bonds

Federal and state laws require a mine operator to secure the performance of its reclamation obligations required under SMCRA through the use of surety bonds or other approved forms of performance security to cover the costs the state would incur if the mine operator was unable to fulfill its obligations. The cost of surety bonds have fluctuated in recent years, and the market terms of these bonds have generally become more unfavorable to mine operators. For example, in connection with our current bonds, we are required to post substantial security in the form of cash collateral. These changes in the terms of the bonds have been accompanied at times by a decrease in the number of companies willing to issue surety bonds. Some mine operators have therefore used letters of credit to secure the performance of a portion of their reclamation obligations. Many of these bonds are renewable on a yearly basis. We cannot predict our ability to obtain bonds or other approved forms of performance security, or the cost of such security, in the future. As of December 31, 2014, we had approximately $35.1 million in surety bonds outstanding to secure the performance of our reclamation obligations, which are collateralized by cash deposits of approximately $6.1 million.

In addition to the bond requirement for an active or proposed permit, the Abandoned Mine Land Fund, which was created by SMCRA, imposes a fee on all coal produced in the United States. The proceeds of the fee are used to restore mines closed or abandoned prior to SMCRA’s adoption in 1977 and to pay health care benefit costs of orphan beneficiaries of the Combined Fund created by the Coal Industry Retiree Health Benefit Act of 1992. Currently and through 2021, the fee is $0.28 per ton for coal mined via surface mining methods and $0.12 per ton on coal via underground mining methods. In 2014, we recorded approximately $1.9 million of expense related to these reclamation fees.

In January 2011, OSM determined that the Kentucky regulatory program contained several reclamation bonding deficiencies. During May 2012, OSM required the implementation of program changes to address the deficiencies. Prominent among those changes was the promulgation of House Bill 66, now codified as KRS 350.500 through 350.521, which was enacted on March 22, 2013. This legislation established the Kentucky Reclamation Guaranty Fund (RGF), the RGF Commission and the Office of the RGF, to support the commission and administer its affairs. The RGF is a revolving, interest-bearing account that will provide financial assistance in the event the permit-specific reclamation bond is insufficient to complete reclamation on a mine site. Participation in the RGF is mandatory, unless permittees elect to provide a full-cost bond in accordance with specific calculation methods. The RGF received initial capitalization from the assets of the former voluntary Kentucky Bond Pool, which was abolished by the new legislation. A start-up assessment and a one-time acreage fee provided additional initial capitalization. Beginning January 2014, additional revenue for the RGF is generated from tonnage and acreage fees paid annually, depending on the operational status of each permit.

Clean Air Act

The CAA, the amendments thereto and state laws that regulate air emissions, affect coal mining operations, both directly and indirectly. Direct impacts on our coal mining and processing operations include CAA permitting requirements and control requirements for particulate matter, which includes fugitive dust from roadways, parking lots and equipment such as conveyors and storage piles. In addition, in 2010, several environmental groups petitioned the EPA to list coal mines as a source of air pollution and establish emissions standards under the CAA for several pollutants, including particulate matter, nitrogen oxides (NOx), volatile organic compounds and methane. Petitioners further requested that the EPA regulate other emissions from mining operations, including dust and clouds of NOx associated with blasting operations. Although the EPA’s denial of the petitioners request was upheld in 2014, we cannot guarantee that the EPA will not take steps to regulate air pollutant emissions from coal mines in the future. In that event, we may be required to install additional emissions control equipment or take other steps to lower emissions associated with our operations, thereby increasing our production costs or otherwise adversely affecting our operations.

The CAA also indirectly affects coal mining operations by extensively regulating the emissions of particulate matter, sulfur dioxide (SO2), NOx, carbon monoxide, ozone, mercury and other compounds emitted by coal-fired power plants, which are the largest end users of our coal. Costs to comply with current, new and emerging regulations applicable to coal-fired power plants could have an adverse effect on our customers, thereby reducing demand for coal. Moreover, these regulations may cause some users of coal to switch from coal to natural gas or renewable energy for electric power generation.

Climate Change

Carbon dioxide (CO2) is a “greenhouse gas,” the man-made emission of which is of major concern under any regulatory framework intended to control what is sometimes referred to “climate change.” CO2 is a major by-product of the combustion process within coal-fired power plants. Methane, which must be expelled from our underground coal mines for mining safety reasons, is also classified as a greenhouse gas.

Future regulation of greenhouse gases in the United States could occur pursuant to, for example, future U.S. treaty commitments; new domestic legislation that imposes a tax on greenhouse gas emissions, a greenhouse gas cap-and-trade program or other programs aimed at greenhouse gas reduction; or regulatory programs that may be established by the EPA under its existing authority. Congress has actively considered various proposals to reduce greenhouse gas emissions, mandate electricity suppliers to use renewable energy sources to generate a certain percentage of power, promote the use of clean energy and require energy efficiency measures. Such measures have also been introduced and passed at the state level. Passage of such comprehensive climate change or energy legislation could affect the demand for coal.

Even in the absence of new federal legislation, the EPA has already begun to regulate greenhouse gas emissions under the CAA. The EPA has promulgated regulations requiring pre-construction and operating permits for greenhouse gas emissions from certain large stationary sources, including coal-fired power plants. In addition, the EPA also requires the monitoring and reporting of greenhouse gas emissions from certain sources, including underground coal mines.

Moreover, the EPA has proposed several regulations directly affecting coal-fired power plants, which in turn could have an adverse impact on the demand for coal. For example, the EPA recently proposed new regulations related to CO2 emissions from existing, new and modified fossil fuel-fired electric utility generating power plants. Generally, the proposed rule for new or modified power plants establishes a performance standard based on natural gas combined cycle technology. New coal-fired power plants could meet the standard either by employing carbon capture and storage technology at start up or through later application of such technologies provided that the aforementioned output standard was met on average over a 30-year period. The proposal for existing coal-fired power plants focuses on establishing state-wide CO2 emission rates rather than imposing limits at the facility level. The EPA’s proposal allows states to choose a range of options for meeting the rule’s requirements. At this time, we cannot predict how states may choose to implement the EPA’s proposed rule, assuming it is adopted as proposed. If adopted, any of these proposed rules could negatively affect the demand for coal.

In addition, the permitting of new coal-fired power plants has also recently been contested by state regulators and environmental advocacy organizations due to concerns related to greenhouse gas emissions. Future regulation, litigation and permitting related to greenhouse gas emissions may cause some users of coal to switch from coal to a lower-carbon fuel, or otherwise reduce the use of and demand for fossil fuels, particularly coal. Any of the developments described above could have a material adverse effect on our business and the results of our operations.

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

CWA requirements that may directly or indirectly affect our operations include the following:

•	Wastewater Discharge. Section 402 of the CWA regulates the discharge of “pollutants” into navigable waters of the United States. The National Pollutant Discharge Elimination System (NPDES) requires a permit for any such discharges and entails regular monitoring, reporting and compliance with performance standards, all of which are preconditions for the issuance and renewal of NPDES permits that govern the discharge of pollutants into water. Failures to comply with the CWA or the NPDES permits can lead to the imposition of penalties, compliance costs and delays in coal production. The CWA and corresponding state laws also protect waters that states have designated for special protections, including those designated as impaired (i.e., as not meeting present water quality standards) through Total Maximum Daily Load (TMDL) regulations and “high quality/exceptional use” streams through anti-degradation regulations, which restrict or prohibit discharges which result in degradation. Likewise, when water quality in a receiving stream is better than required, states are required to adopt an “anti-degradation policy” by which further “degradation” of the existing water quality is reviewed and possibly limited. In the case of both the TMDL and anti-degradation review, the limits in our NPDES discharge permits could become more stringent, thereby potentially increasing our treatment costs and making it more difficult to obtain new surface mining permits. Other requirements may result in obligations to treat discharges from coal mining properties for non-traditional pollutants, such as chlorides, selenium and dissolved solids; and to take measures intended to protect streams, wetlands, other regulated water sources and associated riparian lands from surface mining and/or the surface impacts of underground mining. Individually and collectively, these requirements may cause us to incur significant additional costs that could adversely affect our operating results, financial condition and cash flows.

•

Dredge and Fill Permits. Many mining activities, including the development of settling ponds and other impoundments, may require a Section 404 permit from the Corps prior to conducting such mining activities where they involve discharges of “fill” into navigable waters of the United States. The Corps is empowered to issue “nationwide” permits (each, an NWP) for specific categories of filling activities that are determined to have minimal environmental adverse effects in order to save the cost and time of issuing individual permits under Section 404 of the CWA. Using this authority, the Corps issued NWP 21, which authorizes the disposal of dredge-and-fill material from mining activities into the waters of the United States. Individual Section 404 permits are required for activities determined to have more significant impacts to waters of the United States. Since 2003, environmental groups have pursued litigation primarily in West Virginia and Kentucky challenging the validity of NWP 21 and various individual Section 404 permits authorizing valley fills associated with surface coal mining operations (primarily mountain-top removal operations). This litigation has resulted in delays in obtaining these permits and has increased permitting costs. Effective March 2012, the Corps reissued 49 NWPs, including NWP 21, authorizing mining activities in streams and wetlands The reissued NWP 21 will allow surface mining operations to disturb up to 0.5-acre of waters of the U.S. and 300 linear feet of stream bed. The 300 linear foot limit can be waived by the District Engineer for intermittent and ephemeral streams. Valley fills are specifically excluded from NWP 21. The most frequent use of this permit is most likely to be for placement of sediment control structures in intermittent or ephemeral streams when mining in steep terrain. To qualify for a NWP 21, a Pre-Construction Notification must be submitted to the Corps. If a mining operation has a NWP 21 permit authorized under the 2007 NWP 21 criteria and all or part of the permitted area is undisturbed as of March 18, 2012, the original NWP can be reauthorized by the Corps District Engineer without the newly introduced 0.5-acre limit of waters of the U.S. and 300 linear feet of stream bed. Requests for reauthorization of the 2007 NWP must have been submitted to the District Engineer by February 1, 2013, and this reauthorization does not apply to valley fill construction.

The EPA is also taking a more active role in its review of NPDES permit applications for coal mining operations in Appalachia and announced in September 2009 that it was delaying the issuance of 74 Section 404 permits in central Appalachia. In addition, in April 2010, the EPA issued an interim guidance document on water quality requirements for coal mines in Appalachia. In July 2011, after a notice and comment process, the EPA issued final guidance on review of Appalachian surface coal mining operations that replaced the interim guidance it had issued in April 2010. In addition, the EPA recently exercised its “veto” power under Section 404(c) of the CWA to withdraw or restrict the use of previously issued permits in connection with the Spruce No. 1 Surface Mine in West Virginia, which is one of the largest surface mining operations ever authorized in Appalachia. This action is the first time that such power was exercised with regard to a previously permitted coal mining project. These initiatives have extended the time required for operations affected by them to obtain permits for coal mining, and the costs associated with obtaining and complying with those permits may increase substantially. Additionally, while it is unknown precisely what other future changes will be implemented as a result of the interagency action plan, any future changes could further restrict our ability to obtain other new permits or to maintain existing permits.

Resource Conservation and Recovery Act

RCRA was enacted in 1976 to establish requirements for the management of hazardous wastes from the point of generation through treatment and disposal. RCRA does not apply to overburden and coal cleaning wastes because they are not considered hazardous wastes as the EPA applies that term. Only a small portion of the wastes generated at a mine are regulated as hazardous wastes.

Although RCRA has the potential to apply to wastes from the combustion of coal, the EPA has determined that most coal combustion wastes do not warrant regulation as hazardous wastes under RCRA. Most state solid waste laws also regulate coal combustion wastes as non-hazardous wastes. On December 19, 2014, the EPA issued a final rule establishing that coal ash would be regulated as non-hazardous waste under RCRA subtitle D, with national minimum criteria for disposal but no federal permitting or enforcement. The EPA did not address the use of coal combustion wastes as minefill, but indicated that it would separately work with OSM in order to develop effective federal regulations ensuring that such placement is adequately controlled. The regulation of coal ash under RCRA subtitle D could adversely affect our customers and potentially reduce the desirability of coal for them. In addition, contamination caused by the past disposal of coal combustion byproducts, including coal ash, could lead to material liability to our customers under RCRA or other federal or state laws and potentially reduce the demand for coal.

Comprehensive Environmental Response, Compensation and Liability Act

Although typically not applied to the coal mining sector, CERCLA, which was enacted in 1980, and similar state laws may affect coal mining operations by creating liability for investigation and remediation in response to releases of hazardous substances into the environment and for damages to natural resources. Under CERCLA and similar state laws, joint and several liabilities may be imposed on waste generators, site owners, operators, lessees and others, regardless of fault or the legality of the original disposal activity. We are currently unaware of any material liability associated with the release or disposal of hazardous substances from our mine sites.

Endangered Species Act

The federal Endangered Species Act of 1973 and counterpart state legislation (collectively, ESA) protects species threatened with possible extinction. A number of species indigenous to the areas in which we operate are protected under the ESA, and compliance with ESA requirements could increase our costs of operations or have the effect of prohibiting or delaying us from obtaining mining permits. Changes in species listings or requirements under the ESA could result in increased operating costs, heightened difficulty in obtaining future mining permits or the need to implement additional mitigation measures.

Use of Explosives

We do not directly engage in blasting services at our surface mining locations but instead use third-party contractors to perform such services. These third party contractors are subject to numerous regulations, and, in supporting the third-party contractors in performing their blasting activities, we incur costs to design and implement blast schedules and to conduct pre-blast surveys and blast monitoring. In addition, the storage of explosives is subject to regulatory requirements.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, and delay compliance with new or revised accounting standards until those standards are applicable to private companies. However, we have opted out of any extended transition period, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

Available Information

We file annual, quarterly and current reports, and amendments to those reports, and other information with the Securities and Exchange Commission (SEC). You may access and read our filings without charge through the

SEC’s website, at sec.gov. We also make the documents listed above available without charge through our website, www.armstrongenergyinc.com, as soon as practicable after we file or furnish them with the SEC. You may also request copies of the documents, at no cost, by telephone at (314) 721-8202 or by mail at Armstrong Energy, Inc., 7733 Forsyth Blvd., Suite 1625, St. Louis, Missouri, 63105 Attention: Senior Vice President and Chief Financial Officer. The information on our website is not part of this Annual Report on Form 10-K.

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

Our business requires substantial capital expenditures, and we may not have access to the capital required to reach full productive capacity at our mines.

Maintaining and expanding mines and infrastructure is capital intensive. Specifically, the exploration, permitting and development of coal reserves, mining costs, the maintenance of machinery and equipment and compliance with applicable laws and regulations require substantial capital expenditures. While a significant amount of the capital expenditures required to build-out our mines has been spent, we must continue to invest capital to maintain our production. Decisions to increase our production could also affect our capital needs. We cannot assure you that we will be able to maintain our production levels or generate sufficient cash flow, or that we will have access to sufficient financing to continue our production, exploration, permitting and development activities at or above our present levels and on our current or projected timelines and we may be required to defer all or a portion of our capital expenditures. Our results of operations, business and financial condition, as well as our ability to satisfy our obligations under the 11.75% Senior Secured Notes due 2019 (the Notes), may be materially adversely affected if we cannot make such capital expenditures.

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

We mine coal both at underground and at surface mining operations. Certain factors beyond our control, including those listed below, could disrupt our coal mining operations, adversely affect production and shipments and increase our operating costs:

•	poor mining conditions resulting from geological, hydrologic or other conditions that may cause instability of mining portals, highwalls or spoil piles or cause damage to mining equipment, nearby infrastructure or mine personnel;

•	delays or challenges to and difficulties in obtaining or renewing permits necessary to produce coal or operate mining or related processing and loading facilities;

•	adverse weather and natural disasters, such as heavy rains or snow, flooding and other natural events affecting operations, transportation or customers;

•	a major incident at the mine site that causes all or part of the operations of the mine to cease for some period of time;

•	mining, processing and plant equipment failures and unexpected maintenance problems;

•	unexpected or accidental surface subsidence from underground mining; and

•	accidental mine water discharges, fires, explosions or similar mining accidents.

If any of these conditions or events occurs, we could experience a delay or halt of production or shipments or our operating costs could increase significantly.

Competition within the coal industry could put downward pressure on coal prices, and, as a result, materially and adversely affect our revenues and profitability.

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

International demand for U.S. coal also affects competition within our industry. The demand for U.S. coal exports depends upon a number of factors outside our control, including the overall demand for electricity in foreign markets, currency exchange rates, ocean freight rates, port and shipping capacity, the demand for foreign-priced steel, both in foreign markets and in the U.S. market, general economic conditions in foreign countries, technological developments and environmental and other governmental regulations in both U.S. and foreign markets. If foreign demand for U.S. coal were to further decline, this could cause increased competition among coal producers for the sale of coal in the United States to intensify, potentially resulting in significant downward pressure on domestic coal prices.

Decreases in demand for electricity and changes in coal consumption patterns of U.S. electric power generators could adversely affect coal prices and materially and adversely affect our results of operations.

Our coal is used primarily as fuel for electricity generation. Overall economic activity and the associated demand for power by industrial users can have significant effects on overall electricity demand. An economic slowdown can significantly slow the growth of electrical demand and could result in contraction of demand for coal. Declines in international prices for coal generally will affect U.S. prices for coal.

Our business is closely linked to domestic demand for electricity, and any changes in coal consumption by U.S. electric power generators would likely affect our business over the long term. In 2014, we sold a substantial majority of our coal to domestic electric power generators, and we have multi-year coal supply agreements in place with electric power generators for a portion of our future production. The amount of coal consumed by electric power generation is affected by, among other things:

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

In 2014, a substantial majority of the tons we sold were to domestic electric power generators. The amount of coal consumed for U.S. electric power generation is affected by, among other things:

•	the location, availability, quality and price of alternative energy sources for power generation, such as natural gas, fuel oil, nuclear, hydroelectric, wind, biomass and solar power; and

•	technological developments, including those related to alternative energy sources.

Gas-fired electricity generation has the potential to displace coal-fired generation, particularly from older, less efficient coal-powered generators. We expect that many of the new power plants needed to meet increasing demand for electricity generation may be fueled by natural gas because gas-fired plants are cheaper to construct and permits to construct these plants are easier to obtain as natural gas-fired plants are seen as having a lower environmental impact than coal-fired plants. Current developments in natural gas production processes have lowered the cost and increased the supply, resulting in greater use of natural gas for electricity generation. While the U.S. Energy Information Administration (the EIA) projects that electricity generation will grow at an annual average rate of 0.9% through 2040, it projects that the percentage of electricity generated from coal will decrease to 32% of total generation by 2040, compared with 39% during 2014. According to the EIA, total coal consumption in the U.S. in 2014 decreased by approximately 6 million tons, or 0.6%, from 2013 levels.

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

Our future performance depends on, among other things, the accuracy of our estimates of our proven and probable coal reserves. The estimates of our reserves are based on engineering, economic and geological data assembled, analyzed and reviewed by internal and third-party engineers and consultants. We update our estimates of the quantity and quality of proven and probable coal reserves periodically to reflect the production of coal from the reserves, updated geological models and mining recovery data, the tonnage contained in new areas acquired and estimated costs of production and sales prices. There are numerous factors and assumptions inherent in estimating the quantities and qualities of, and costs to mine, coal reserves, including many factors beyond our control, including the following:

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

Because we sell a majority of our coal production under multi-year coal supply agreements, our ability to capitalize on more favorable market prices may be limited. Conversely, at any given time we are subject to fluctuations in market prices for the quantities of coal that we are planning to produce but which we have not committed to sell. As described above under “Coal prices are subject to change and a substantial or extended decline in prices could materially and adversely affect our profitability and the value of our coal reserves,” the market prices for coal may be volatile and may depend upon factors beyond our control. Our profitability may be adversely affected if we are unable to sell uncommitted production at favorable prices or at all. For more information about our multi-year coal supply agreements, you should see the section entitled Item 1 – “Business — Customers — Multi-Year Coal Supply Agreements.”

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

For more information regarding our major customers and multi-year coal supply agreements, see Item 1 – “Business — Customers.”

The loss of, or significant reduction in purchases by, our largest customers could adversely affect our profitability.

For the year ended December 31, 2014, we derived approximately 68% of our total coal revenues from sales to our two largest customers. We have several multi-year coal supply agreements with each of these customers, with various expiration dates extending through 2019. However, several of our multi-year coal supply agreements contain reopener provisions pursuant to which either party can request reopening of the agreement to renegotiate price and other terms for the remaining term of such agreement, and, subsequent to any such reopening, the failure to reach an agreement can lead to the termination of such agreement. In addition, one of our multi-year coal supply agreements provides that the customer has the unilateral right to terminate the agreement upon 60 days’ written notice, in which case the customer is required to pay us a termination fee equal to 10% of the base price multiplied by the remaining number of tons to be delivered under the agreement. If our multi-year coal supply agreements with these two customers are terminated early pursuant to the reopener provisions, or we fail to extend or renew our multi-year coal supply agreements with these two customers, our business and results of operations could be materially and adversely affected. Even if we are able to extend or renew our multi-year coal supply agreements with these two customers, if market prices for such coal agreements are low at the time of such extensions or renewals or increases in costs during the term of such extended or renewed agreements are greater than the offsets from our cost pass-through and inflation adjustment provisions under such extended or renewed agreements, our business and results of operations could be materially and adversely affected.

Our multi-year coal supply agreements typically contain force-majeure provisions allowing the parties to temporarily suspend performance during specified events beyond their control. Most of our multi-year coal supply agreements also contain provisions requiring us to deliver coal that satisfies certain quality specifications, such as heat value, sulfur content, ash content, chlorine content, hardness and ash fusion temperature. These provisions in our multi-year coal supply agreements could result in negative economic consequences to us, including price adjustments, purchasing replacement coal in a higher-priced open market, the rejection of deliveries or, in the extreme, contract termination. Our profitability may be negatively affected if we are unable to seek protection during adverse economic conditions or if we incur financial or other economic penalties as a result of the provisions of our multi-year coal supply agreements.

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

At December 31, 2014, our total long-term debt was approximately $203.9 million, which is comprised of the following: $194.6 million in borrowings under the Notes and $9.3 million in other long-term debt. As of December 31, 2014, we had a long-term obligation owed to our affiliate, Thoroughbred, associated with the financing transactions in connection with the transfers of undivided interests in certain land and mineral reserves to Thoroughbred totaling $110.7 million. We also have significant lease and royalty obligations, including, but not limited to, our capital lease obligations that totaled approximately $3.8 million as of December 31, 2014, and our obligations under non-cancelable operating leases that totaled approximately $22.6 million. Future minimum advance royalties totaled approximately $4.6 million as of December 31, 2014. In addition to advance royalties, production royalties are payable based on the quantity of coal mined in future years and prospective changes to mine plans. Our ability to satisfy our debt, lease and royalty obligations, and our ability to refinance our indebtedness, will depend upon our future operating performance. The amount of indebtedness we have incurred could have significant consequences to us, such as:

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

We may be able to incur substantial additional indebtedness in the future. Although the indenture governing the Notes and our asset based revolving credit facility entered into in December 2012 (Revolving Credit Facility) each contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face would increase. In addition, the indenture governing the Notes will not prevent us from incurring obligations that do not constitute indebtedness under the indenture.

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

As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities to finance future capital needs. A breach of any of these covenants could result in a default under the Revolving Credit Facility or the indenture. In addition, any debt agreements we enter into in the future may further limit our ability to enter into certain types of transactions. If we do not achieve the operating results required by the Revolving Credit Facility or future agreements, we would default under these covenants. If that occurs, our lenders, including holders of Notes, could accelerate their debt. If their debt is accelerated, we may not be able to repay all of their debt, in which case your Notes may not be fully repaid, if they are repaid at all.

Our Revolving Credit Facility contains restrictions that limit our flexibility in operating our business, and breach of those covenants may cause us to be in default under the Revolving Credit Facility. Such a default, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations, and our ability to make payments on the Notes.

The Revolving Credit Facility includes customary covenants that restrict our ability and the ability of our subsidiaries to, among other things:

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

The general partner of Thoroughbred may be removed or control of Thoroughbred may be otherwise transferred to a third party without our consent.

Thoroughbred is majority-owned by Yorktown. Pursuant to the Thoroughbred LPA, Yorktown may remove our subsidiary, Elk Creek GP, as general partner of Thoroughbred or otherwise cause a change of control of Thoroughbred without our consent. If such a change in control of Thoroughbred were to occur, our ability to enter into, or obtain renewals of, coal lease or mining license agreements with Thoroughbred could be adversely affected. We may then have to seek alternative agreements or arrangements with unrelated parties and such alternative agreements or arrangements may not be available or may be on less favorable terms.

Some officers of Armstrong Energy may spend a substantial amount of time managing the business and affairs of Thoroughbred and its affiliates other than us.

These officers may face a conflict regarding the allocation of their time between our business and the other business interests of Thoroughbred. Armstrong Energy intends to cause its officers to devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business and affairs, notwithstanding that our business may be adversely affected if the officers spend less time on our business and affairs than would otherwise be available as a result of such officers’ time being split between the management of Armstrong Energy and of Thoroughbred. These officers may also be conflicted when negotiating the terms of contracts between Armstrong Energy and Thoroughbred.

The fiduciary duties of officers and directors of Elk Creek GP, as general partner of Thoroughbred, may conflict with those of officers and directors of Armstrong Energy.

As the general partner of Thoroughbred, our subsidiary Elk Creek GP has a legal duty to manage Thoroughbred in a manner beneficial to the limited partners of Thoroughbred. This legal duty originates in Delaware statutes and judicial decisions and is commonly referred to as a “fiduciary duty.” However, because Elk Creek GP is owned by Armstrong Energy, the officers and directors of Elk Creek GP also have fiduciary duties to manage the business of Elk Creek GP and Thoroughbred in a manner beneficial to Armstrong Energy. The managers of Elk Creek GP, some of whom are also directors and executive officers of Armstrong Energy, may resolve any conflict between the interests of Armstrong Energy on the one hand, and Thoroughbred, on the other hand, and has broad latitude to consider the interests of all parties to the conflict.

Conflicts of interest may arise between Armstrong Energy and Thoroughbred with respect to matters such as the allocation of opportunities to acquire coal reserves in the future, and the terms and amount of any related royalty payments. In addition, we may determine to permit Thoroughbred to engage in other activities, including the acquisition of coal reserves that will not be used by Armstrong Energy, and we may decide to fund certain of these activities, subject to the limitations imposed by our debt agreements.

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

Federal and state laws require us to obtain surety bonds to secure performance or payment of certain long-term obligations, such as mine closure or reclamation costs, federal and state workers’ compensation costs, coal leases and other obligations. We may have difficulty procuring or maintaining our surety bonds. Our bond issuers may demand higher fees, additional collateral, including letters of credit or other terms less favorable to us upon those renewals. Because we are required by state and federal law to have these bonds in place before mining can commence or continue, failure to maintain surety bonds, letters of credit or other guarantees or security arrangements would materially and adversely affect our ability to mine or lease coal. That failure could result from a variety of factors, including lack of availability, higher expense or unfavorable market terms, the exercise by third-party surety bond issuers of their right to refuse to renew the surety and restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of our financing arrangements.

Our ability to operate our business effectively could be impaired if we fail to attract and retain key management personnel.

Our ability to operate our business and implement our strategies depends on the continued contributions of our executive officers and key employees. In particular, we depend significantly on our senior management’s long-standing relationships within our industry. The loss of any of our senior executives could have a material adverse effect on our business. In addition, we believe that our future success will depend on our continued ability to attract and retain highly skilled management personnel with coal industry experience, and competition for these persons in the coal industry is intense. We may not be able to continue to employ key personnel or attract and retain qualified personnel in the future, and our failure to retain or attract key personnel could have a material adverse effect on our ability to effectively operate our business.

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

Our ability to receive payment for the coal we sell depends on the continued creditworthiness of our customers. The current economic volatility and tightening credit markets increase the risk that we may not be able to collect payments from our customers. A continuation or worsening of current economic conditions or other prolonged global or U.S. recessions could also affect the creditworthiness of our customers. If the creditworthiness of a customer declines, this would increase the risk that we may not be able to collect payment for all of the coal we sell to that customer. If we determine that a customer is not creditworthy, we may not be required to deliver coal under the customer’s coal sales contract. If we are able to withhold shipments, we may decide to sell the customer’s coal on the spot market, which may be at prices lower than the contract price, or we may be unable to sell the coal at all. Furthermore, the bankruptcy of any of our customers could have a material adverse effect on our financial position. In addition, competition with other coal suppliers could force us to extend credit to customers on terms that could increase the risk of payment default.

Our consolidated balance sheets include interests in coal reserves for which legal title has been transferred to Thoroughbred.

As described in Note 13, “Related-Party Transactions,” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we have sold certain of our coal reserves to Thoroughbred. Under U.S. generally accepted accounting principles (GAAP), these transfers are treated as financing transactions, with one consequence thereof being that the entire book value of these reserves is carried on our consolidated balance sheets, notwithstanding the fact that legal title to the reserves has been transferred to Thoroughbred. As a result, the collateral agent’s ability to foreclose on and liquidate our assets comprising coal reserves that are the subject of these lease transactions will be limited to the portion of the reserves owned by us. As of December 31, 2014, approximately 18% of the net book value of our “property, plant, equipment, and mine development, net” reflected assets for which legal title has been transferred to Thoroughbred.

Risks Related to Environmental and Other Regulations and Legislation

New regulatory requirements limiting greenhouse gas emissions could adversely affect coal-fired power generation and reduce the demand for coal as a fuel source, which could cause the price and quantity of the coal we sell to decline materially.

One major by-product of burning coal is carbon dioxide (CO2). CO2 is a “greenhouse gas,” the man-made emission of which is of major concern under any regulatory framework intended to control what is sometimes referred to “climate change.” Future regulation of greenhouse gases in the United States could occur pursuant to, for example, future U.S. treaty commitments; new domestic legislation that imposes a tax on greenhouse gas emissions, a greenhouse gas cap-and-trade program or other programs aimed at greenhouse gas reduction; or regulatory programs that may be established by the U.S. Environmental Protection Agency (EPA) under its existing authority. Congress has actively considered various proposals to reduce greenhouse gas emissions, mandate electricity suppliers to use renewable energy sources to generate a certain percentage of power, promote the use of clean energy and require energy efficiency measures. Such measures have also been introduced and passed at the state level. Passage of such comprehensive climate change or energy legislation could affect the demand for coal. Even in the absence of new federal legislation, the EPA has already begun to regulate greenhouse gas emissions under the CAA. The EPA has promulgated regulations requiring pre-construction and operating permits for greenhouse gas emissions from certain large stationary sources, including coal-fired power plants. In addition, the EPA also requires the monitoring and report of greenhouse gas emissions from certain sources, including underground coal mines.

Moreover, the EPA has proposed several regulations directly affecting coal-fired power plants, which in turn could have an adverse impact on the demand for coal and reduce our revenues. For example, the EPA recently proposed new regulations related to CO2 emissions from existing, new and modified fossil fuel-fired electric utility generating power plants. Generally, the proposed rule for new or modified power plants establishes a performance standard based on natural gas combined cycle technology. New coal-fired power plants could meet the standard either by employing carbon capture and storage technology at start up or through later application of such technologies provided that the aforementioned output standard was met on average over a 30-year period. The proposal for existing coal-fired power plants focuses on establishing state-wide CO2 emission rates rather than at the facility level. EPA’s proposal allows states to choose a range of options for meeting the rule’s requirements. At this time, we cannot predict how states may choose to implement EPA’s proposed rule, assuming it is adopted as proposed. If adopted, any of these proposed rules could negatively affect the demand for coal.

In addition, the permitting of new coal-fired power plants has also recently been contested by state regulators and environmental advocacy organizations due to concerns related to greenhouse gas emissions. Future regulation, litigation, and permitting related to greenhouse gas emissions may cause some users of coal to switch from coal to a lower-carbon fuel, or otherwise reduce the use of and demand for fossil fuels, particularly coal. Any of the developments described above could have a material adverse effect on revenues. See Item 1 – “Business—Regulation and Laws—Climate Change.”

Extensive environmental laws and regulations affect our customers and could reduce the demand for coal as a fuel source and cause coal prices and sales of our coal to materially decline.

Coal contains sulfur, mercury, chlorine and other elements or compounds, many of which are released into the air when coal is burned. The operations of coal consumers are subject to extensive environmental requirements, particularly with respect to air emissions. For example, the CAA and similar state and local laws extensively regulate the amount of sulfur dioxide (SO2), particulate matter, nitrogen oxides (NOx), and other compounds emitted into the air from electric power plants, which are the largest end-users of our coal. A series of more stringent requirements relating to particulate matter, ozone, haze, mercury, SO2, NOx, toxic gases, and other air pollutants have been proposed or could become effective in coming years. In addition, concerted conservation efforts that result in reduced electricity consumption could cause coal prices to decline and reduce the demand for our coal, thereby reducing our revenues.

Considerable uncertainty is associated with these air emissions initiatives, with many of these new initiatives being subject to review by federal or state agencies or the courts. Further, additional requirements are in the process of being developed. Stringent air emissions limitations are either in place or may be imposed in the short to medium term, and these limitations will likely require significant emissions control expenditures for many coal-fired power plants. As a result, these power plants may switch to other fuels that generate fewer of these emissions and the construction of new coal-fired power plants may become less desirable. Any switching of fuel sources away from coal, closure of existing coal-fired plants, or reduced construction of new plants could have a material adverse effect on demand and prices received for our coal.

In addition, contamination caused by the disposal of coal combustion byproducts, including coal ash, can lead to material liability to our customers under federal and state laws. For example, on December 19, 2014, the EPA issued a final rule concerning management of coal combustion residuals. This rule could increase the ultimate costs to our customers of coal combustion. Such liabilities and increased costs, in turn, could have a material adverse effect on the demand and prices received for our coal.

The costs, liabilities, and requirements associated with the laws and regulations related to these and other environmental matters may be costly and time-consuming and may delay commencement or continuation of exploration or production operations. We cannot assure you that we have been or will be at all times in compliance with the applicable laws and regulations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production . Moreover, new legislation or administrative regulations or new judicial interpretations or administrative enforcement of existing laws and regulations, including proposals related to the protection of the environment that would further regulate and tax the coal industry, may also require us to change operations significantly, which could negatively affect production and reduce revenues. Such changes could have a material adverse effect on our financial condition and results of operations. See “Business — Regulation and Laws” for more information about the various governmental regulations affecting us.

Legal requirements that we expect to significantly expand scrubbed coal-fired electricity generating capacity may be overturned or not enacted at all, which could result in less demand for Illinois Basin coal than we anticipate and materially and adversely affect our coal prices and/or sales.

Although a number of legal requirements have been or are in the process of being implemented that are expected to expand significantly the scrubbed coal-fired electricity generating capacity in the U.S., regulations driving this trend are subject to legal challenge and could also be the subject of future legislation that withdraws any authorization for such requirements. For example, court actions have delayed the implementation of the Cross-State Air Pollution Rule (CSAPR), which would require states to reduce power plant emissions that contribute to ozone and/or fine particle pollution in other states. On April 29, 2014, the U.S. Supreme Court reversed the decision of the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit) vacating CSAPR, and on October 23, 2014, the D.C. Circuit granted the EPA’s request to lift its stay on CSAPR. However, future regulatory developments could result in significantly less expansion of scrubbed coal-fired electricity generating capacity than we anticipate. This in turn could mean that the strong increase in demand for relatively high-sulfur Illinois Basin coal we believe will occur in the future may not materialize or may not materialize as soon as it otherwise would. This could adversely affect the demand and prices received for our coal.

Our failure to obtain and renew permits and approvals necessary for our mining operations could negatively affect our business.

Coal production is dependent on our ability to obtain and maintain various federal and state permits and approvals to mine our coal reserves within the timeline specified in our mining plans. The permitting rules, and the interpretations of these rules, are complex, change frequently and are often subject to discretionary interpretations by regulators, which may increase our costs or possibly preclude the continuance of ongoing mining operations or the development of future mining operations. In addition, the public, including non-governmental organizations, anti-mining groups and individuals, have certain statutory rights to comment upon and otherwise affect the permitting process, including court intervention. The slowing pace at which necessary permits are issued or renewed for new and existing mines has materially affected coal production, especially in Central Appalachia. Permitting by the Corps, the EPA and the Department of the Interior has become subject to “enhanced review” under both SMCRA and the CWA.

Typically, we submit the necessary permit applications 12 to 30 months before we plan to mine a new area. Some of our required mining permits are becoming increasingly difficult to obtain within the timeframes to which we were previously accustomed, and in some instances, we have had to delay the mining of coal in certain areas covered by the application in order to obtain required permits and approvals. Permits could be delayed in the future if the EPA continues its enhanced review of CWA permit applications. If the required permits are not issued or renewed in a timely fashion or at all, or if permits issued or renewed are conditioned in a manner that restricts our ability to efficiently and economically conduct our mining activities, we could suffer a material reduction in our production and our operations, and there could be a material adverse effect on our ability to produce coal profitably. See “Item 1 – Business—Regulation and Laws.”

Federal or state regulatory agencies have the authority to order certain of our mines to be temporarily or permanently closed under certain circumstances, which could materially and adversely affect our ability to meet our customers’ demands.

Federal or state regulatory agencies, including MSHA, have the authority under certain circumstances following significant health and safety incidents, such as fatalities, to order a mine to be temporarily or permanently closed. If this were to occur, capital expenditures could be required in order for us to be allowed to reopen the mine. In the event that these agencies order the closing of our mines, certain of our coal sales contracts allow us to issue force majeure notices which suspend our obligations to deliver coal under these contracts. However, our customers may challenge our issuances of force majeure notices. If these challenges are successful, we may have to purchase coal from third-party sources, if it is available, to fulfill these obligations, incur capital expenditures to reopen the mines and/or negotiate settlements with the customers, which may result in price reductions, the reduction of commitments or the extension of time for delivery under the contracts or terminate the customers’ contracts at issue. Any of these actions could have a material adverse effect on our business and results of operations.

Extensive environmental laws and regulations impose significant costs on our mining operations, and future laws and regulations could materially increase those costs or limit our ability to produce and sell coal.

The coal mining industry is subject to increasingly strict regulation by federal, state and local authorities with respect to environmental matters such as:

•	limitations on land use;

•	mine permitting and licensing requirements;

•	reclamation and restoration of mining properties after mining is completed;

•	management of materials generated by mining operations;

•	storage, treatment and disposal of wastes;

•	remediation of contaminated soil and groundwater;

•	air quality standards;

•	water pollution;

•	protection of human health, plant-life and wildlife, including endangered or threatened species;

•	protection of wetlands;

•	discharge of materials into the environment;

•	effects of mining on surface water and groundwater quality and availability; and

•	management of electrical equipment containing polychlorinated biphenyls.

The costs, liabilities and requirements associated with the laws and regulations related to these and other environmental matters may be costly and time-consuming and may delay commencement or continuation of exploration or production operations. We cannot assure you that we have been or will be at all times in compliance with the applicable laws and regulations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our operations. We may incur material costs and liabilities resulting from claims for damages to property or injury to persons arising from our operations. If we are pursued for sanctions in respect of these matters, we could be materially and adversely affected.

New legislation or administrative regulations or new interpretations or enforcement of existing laws and regulations may also require us to change operations significantly or incur increased costs. Such changes could have a material adverse effect on our financial condition and results of operations. See Item 1 – “Business—Regulation and Laws.”

If the assumptions underlying our estimates of reclamation and mine closure obligations are inaccurate, our costs could be greater than anticipated.

SMCRA and counterpart state laws and regulations establish operational, reclamation and closure standards for all aspects of surface mining, as well as most aspects of underground mining. We base our estimates of reclamation and mine closure liabilities on permit requirements, engineering studies and our engineering expertise related to these requirements. Our management and engineers periodically review these estimates. The estimates can change significantly if actual costs vary from our original assumptions or if governmental regulations change significantly. We are required to record new obligations as liabilities at fair value under generally accepted accounting principles. In estimating fair value, we consider the estimated current costs of reclamation and mine closure and apply inflation rates and third-party profit, as required. The third-party profit is an estimate of the approximate markup that would be charged by contractors for reclamation work performed on our behalf. The resulting estimated reclamation and mine closure obligations could change significantly if actual amounts change significantly from our assumptions, which could have a material adverse effect on our results of operations and financial condition.

Our operations may affect the environment or cause exposure to hazardous substances, and our properties may have environmental contamination, which could result in material liabilities to us.

Our operations currently use hazardous materials and generate limited quantities of hazardous wastes from time to time, which may affect runoff or drainage water or other aspects of the environment. We could become subject to claims for toxic torts, natural resource damages and other damages as well as for the investigation and cleanup of soil, surface water, groundwater and other media. Such claims may arise out of conditions at sites that we currently own or operate, as well as at sites that we previously owned or operated or may acquire. Our liability for such claims may be joint and several so that we may be held responsible for more than our share of the contamination or other damages or even for the entire amount.

We maintain extensive coal refuse areas and slurry impoundments at a number of our mines. Such areas and impoundments are subject to extensive regulation. Slurry impoundments have been known to fail, releasing large volumes of coal slurry into the surrounding environment. Structural failure of an impoundment can result in extensive damage to the environment and natural resources, such as bodies of water that the coal slurry reaches, as well as liability for related personal injuries and property damages and injuries to wildlife. Some of our impoundments overlie mined out areas, which could pose a heightened risk of failure and of damages arising out of failure. If one of our impoundments were to fail, we could be subject to substantial claims for the resulting environmental contamination and associated liability, as well as for civil or criminal fines and penalties.

Drainage flowing from or caused by mining activities can be acidic with elevated levels of dissolved metals, a condition referred to as “acid mine drainage” (AMD). The treating of AMD can be costly. Although we do not currently face material costs associated with AMD, it is possible that we could incur significant costs in the future.

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

The conduct of our businesses is subject to various laws and regulations administered by federal, state and local governmental agencies in the United States. These laws and regulations may change, sometimes dramatically, as a result of political, economic or social events or in response to significant events. Certain recent developments particularly may cause changes in the legal and regulatory environment in which we operate and may affect our results or increase our costs or liabilities. Such legal and regulatory changes may include changes in:

•	the processes for obtaining or renewing permits;

•	costs associated with providing health care benefits to employees;

•	health and safety standards;

•	accounting standards;

•	taxation requirements; and

•	competition laws.

In 2006, the MINER Act was enacted. The MINER Act significantly amended the Mine Act, imposing more extensive and stringent compliance standards, increasing criminal penalties and establishing a maximum civil penalty for non-compliance, and expanding the scope of federal oversight, inspection, and enforcement activities.

Following the passage of the MINER Act, MSHA issued new or more stringent rules and policies on a variety of topics, including:

•	sealing off abandoned areas of underground coal mines;

•	mine safety equipment, training and emergency reporting requirements;

•	substantially increased civil penalties for regulatory violations;

•	training and availability of mine rescue teams;

•	underground “refuge alternatives” capable of sustaining trapped miners in the event of an emergency;

•	flame-resistant conveyor belt, fire prevention and detection and use of air from the belt entry; and

•	post-accident two-way communications and electronic tracking systems.

Subsequent to passage of the MINER Act, Kentucky and several other states enacted legislation addressing issues such as mine safety and accident reporting, increased civil and criminal penalties and increased inspections and oversight.

On April 23, 2014, MSHA published a final rule which, among other things, reduces the overall respirable coal dust standard from 2.0 mg to 1.5 mg per cubic metre of air and cuts in half the standard from 1.0 to 0.5 for certain mine entries and miners with pneumoconiosis. The rule also increases sampling requirements, requires use of certain technology to provide real-time information about dust levels and requires immediate corrective action when a single, full-shift sample finds an excessive concentration of dust. The new rule has a staggered implementation schedule with some of the provisions requiring compliance by August 2014, while certain provisions, including continuous monitoring of coal mine dust concentrations and the overall reduction in the limit of respirable coal mine dust, will not be effective until 2016. The rule is being challenged in litigation initiated by the National Mining Association and others. We are continuing to evaluate the potential impact this rule, if upheld, may have on our results of operations and financial condition.

On January 15, 2015, MSHA published a final rule requiring underground coal mine operators to equip continuous mining machines, except full-face continuous mining machines, with proximity detection systems. This final rule is intended to strengthen protections for miners by reducing the potential for pinning, crushing or striking accidents in underground coal mines. The new rule is effective as of March 16, 2015, but has staggered implementation deadlines through early 2018 depending upon the manufacturing date of the equipment and whether or not the equipment has been previously equipped with a proximity detection system. Because MSHA has concluded that other underground mining equipment presents similar hazards, MSHA has initiated rulemaking regarding the implementation of proximity detection systems on other equipment, as well.

Although we are unable to quantify the full impact, implementing and complying with new laws and regulations could have an adverse impact on our business and results of operations and could result in harsher sanctions in the event of any violations. See Item 1 – “Business—Regulation and Laws.”

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

Item 1b. Unresolved Staff Comments

None.

Item 2. Properties

See Item 1 – “Business—Our Mining Operations” for specific information about our mining operations and see Item 13 – “Certain Relationships and Related-Party Transactions, and Director Independence” for specific information about our leases with related parties.

Coal Reserves

As of December 31, 2014, we controlled approximately 563 million tons of proven and probable coal reserves. Our coal reserve estimates were prepared by Weir International, Inc., a mining and geological consultant. Our coal reserve estimates are based on data obtained from our drilling activities and other available geologic data and are updated to reflect past coal production and acquisitions of coal properties.

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

All of our proven and probable reserves are classified as thermal coal.

The following tables provide a summary of information regarding our coal reserves as of December 31, 2014, unless otherwise noted.

		Clean Recoverable Coal (Proven and Probable Reserves)(1)				Production			Quality Specifications (As Received)(2)
						Year Ended December 31,
Mines (Commenced Operations)	Mining Method (3)	Proven Reserves	Probable Reserves	Total		2014	2013	2012	Heat Value (Btu/ Lb)	SO2 Content (Lbs/ MMBtu)
			(Tons in thousands)
Active mines
Midway (July 2008)	S	14,025	1,002	15,027	(4)	1,293	1,310	1,518	11,481	4.9
Parkway Underground (April 2009)	U	7,118	2,822	9,940	(4)	1,125	1,347	1,558	11,821	4.8
East Fork (June 2009)(5)	S	2,604	543	3,147	(4)	—	—	41	11,078	7.8
Equality Boot (September 2010)	S	14,699	505	15,204	(4)	2,803	2,705	2,868	11,438	5.3
Lewis Creek (June 2011)	S	3,752	45	3,797	(4)	971	900	836	11,145	4.0
Kronos Underground (September 2011)	U	29,611	4,073	33,684	(6)	2,515	2,591	1,842	11,659	4.8
Lewis Creek Underground (March 2013)	U	1,874	14	1,888	(4)	638	462	—	11,863	4.5

Total active mines		73,683	9,004	82,687		9,345	9,315	8,663

Additional reserves
Survant Underground	U	39,246	20,420	59,666	(4)	—	—	—	11,752	4.4
Ken	S	17,166	3,854	21,020	(4)	—	—	—	11,809	5.0
Union/Webster	U	47,281	80,187	127,468		—	—	—	12,435	4.4
Thoroughbred	S/U	146,873	51,250	198,123		—	—	—	11,754	4.7
Other	S/U	60,512	13,044	73,556	(7)	—	—	—	11,656	5.2

Total additional reserves		311,078	168,755	479,833		—	—

Total		384,761	177,759	562,520		9,345	9,315	8,663

(1)	For surface mines, clean recoverable tons are based on a 90% mining recovery, preparation plant yield at 1.55 specific gravity and a 95% preparation plant efficiency. For underground mines other than Union/Webster Counties, clean recoverable tons are based on a 50% mining recovery, preparation plant yield at 1.55 specific gravity and a 95% preparation plant efficiency. For Union/Webster Counties, clean recoverable tons are based on a 50% mining recovery, preparation plant yield at 1.60 specific gravity and a 95% preparation plant efficiency. “Proven and probable reserves” refers to coal that can be economically extracted or produced at the time of the reserve determination.
(2)	Quality specifications displayed on an “as received” basis. If derived from multiple seams, data represents an average.
(3)	U = Underground; S = Surface.
(4)	Of these reserves, 49.3% of the interests controlled by Armstrong Energy were leased from Thoroughbred as of December 31, 2014.
(5)	Warden and Kronos pits. Production at the Kronos pit ceased in August 2011 and the Warden pit was temporarily idled in March 2012.
(6)	Based on internal estimates, recoverable reserves are split among the three mines that will produce coal from the underground properties and coal reserves located in Ohio County, Kentucky that are owned by Thoroughbred and leased to Armstrong Energy (the Elk Creek Reserves).
(7)	Of these reserves, excluding an estimated 23.9 million tons of Elk Creek Reserves, 49.3% of the interests controlled by Armstrong Energy were leased from Thoroughbred as of December 31, 2014.

	Clean Recoverable Tons (Proven and Probable Reserves)(1)
	Owned	Leased	Total		Primary Transportation Method
	(In thousands)
Active Mines (Commenced Operations)
Midway (July 2008)	15,027	—	15,027	(2)	Rail, barge & truck
Parkway Underground (April 2009)	740	9,200	9,940	(2)	Truck
East Fork (June 2009)(3)	2,648	499	3,147	(2)	Rail, barge & truck
Equality Boot (September 2010)	15,204	—	15,204	(2)	Barge
Lewis Creek (surface) (June 2011)	3,797	—	3,797	(2)	Rail, barge & truck
Kronos Underground (September 2011)	31,597	2,087	33,684	(4)	Rail, barge & truck
Lewis Creek Underground (March 2013)	1,888	—	1,888	(2)	Rail, barge & truck

Total active mines	70,901	11,786	82,687

(1)	For surface mines, clean recoverable tons are based on a 90% mining recovery, preparation plant yield at 1.55 specific gravity and a 95% preparation plant efficiency. For underground mines other than Union/Webster Counties, clean recoverable tons are based on a 50% mining recovery, preparation plant yield at 1.55 specific gravity and a 95% preparation plant efficiency. For Union/Webster Counties, clean recoverable tons are based on a 50% mining recovery, preparation plant yield at 1.60 specific gravity and a 95% preparation plant efficiency. “Proven and probable reserves” refers to coal that can be economically extracted or produced at the time of the reserve determination.
(2)	Of these reserves, 49.3% of the interests controlled by Armstrong Energy are leased from Thoroughbred as of December 31, 2014.
(3)	Warden and Kronos pits. Production at the Kronos pit ceased in August 2011 and the Warden pit was temporarily idled in March 2012.
(4)	Based on internal estimates, recoverable reserves are split among the three mines that will produce coal from the underground properties and coal reserves located in Ohio County, Kentucky that are owned by Thoroughbred and leased to Armstrong Energy (the Elk Creek Reserves).

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our common stock. The majority of the issued and outstanding common stock of Armstrong Energy, Inc. is held by members of management or Yorktown. See Item 12 — “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” As of March 1, 2015, there were approximately 19 beneficial holders of the common stock.

We have not issued a dividend to any of our equity holders since our inception. The indentures governing our Notes and our Revolving Credit Facility contain covenants that limit our ability to pay dividends. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 6. Selected Financial Data

The following table presents our selected historical consolidated financial and operating data for the periods indicated for Armstrong Energy, Inc. and its subsidiaries and Armstrong Energy, Inc.’s predecessor, Armstrong Land Company, LLC and its subsidiaries (our Predecessor). The selected historical financial data for the years ended December 31, 2014, 2013, 2012, 2011, and 2010, and the balance sheet data as of December 31, 2014, 2013, 2012, 2011, and 2010, are derived from the audited consolidated financial statements of Armstrong Energy, Inc. and our Predecessor.

As of October 1, 2011, we no longer consolidate the results of operations of Thoroughbred in our consolidated financial statements and we account for our ownership in Thoroughbred under the equity method of accounting. As a result, our financial results for the year ended December 31, 2010 are not directly comparable to our financial results for the years ended December 31, 2014, 2013, 2012 and 2011.

Historical results are not necessarily indicative of results we expect in future periods. The following selected financial data should be read in conjunction with Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

				Predecessor
	Year Ended December 31,
	2014	2013	2012	2011	2010
Results of Operations Data
Total revenues	$441,833	$415,282	$382,109	$299,270	$220,625
Costs and expenses	438,289	405,370	375,461	291,335	201,473

Operating income	3,544	9,912	6,648	7,935	19,152
Interest expense, net	(33,134)	(35,563)	(19,200)	(10,694)	(10,872)
Other income (expense), net	758	579	(1,534)	133	(111)
(Loss) gain on extinguishment of debt	—	—	(3,953)	6,954	—

(Loss) income before income taxes	(28,832)	(25,072)	(18,039)	4,328	8,169
Income tax provision	—	—	—	(856)	—

Net (loss) income	(28,832)	(25,072)	(18,039)	3,472	8,169
Less: income (loss) attributable to non-controlling interest	—	—	—	7,448	3,351

Net (loss) income attributable to common stockholders	$(28,832)	$(25,072)	$(18,039)	$(3,976)	$4,818

				Predecessor
	Year Ended December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data (at period end)
Total assets	$532,447	$543,553	$560,309	$507,908	$478,038
Working capital (deficiency)	43,501	42,042	48,873	(30,629)	2,905
Total long-term debt(1)	203,889	202,684	203,896	159,709	123,996
Total stockholders’ equity	124,857	156,943	182,662	168,138	296,681
Other Data
Tons sold (unaudited)	9,419	9,266	8,521	7,030	5,387
Tons produced (unaudited)	9,345	9,315	8,663	6,642	5,645
Sales price per ton (unaudited)	$46.91	$44.82	$44.84	$42.57	$40.96
Net cash provided by (used in):
Operating activities	$41,145	$32,944	$30,769	$48,174	$37,194
Investing activities	(24,437)	(32,581)	(46,524)	(75,827)	(41,755)
Financing activities	(8,822)	(8,863)	56,307	39,132	(3,935)
Adjusted EBITDA(2) (unaudited)	61,760	58,156	50,854	41,601	41,099
Adjusted EBITDA is calculated as follows (unaudited):
Net (loss) income	$(28,832)	$(25,072)	$(18,039)	$3,472	$8,169
Income tax provision	—	—	—	856	—
Depreciation, depletion and amortization	46,037	38,219	33,066	27,661	18,892
Asset retirement obligation expenses	2,125	2,472	3,977	4,005	3,087
Non-cash production royalty to related party	8,269	6,761	5,695	578	—
Interest expense, net	33,134	35,563	19,200	10,694	10,872
Non-cash stock compensation (income) expense	(74)	418	697	1,383	79
Non-cash employee benefit expense	1,127	—	—	—	—
Loss on settlement of interest rate swap	—	—	1,409	—	—
Loss on deferment of equity offering	—	—	1,130	—	—
Gain on settlement of asset retirement obligations	(26)	(205)	(234)	—	—
Loss (gain) on extinguishment of debt	—	—	3,953	(6,954)	—
Non-cash charge related to non-recourse notes	—	—	—	217	—
Gain on deconsolidation	—	—	—	(311)	—

	$61,760	$58,156	$50,854	$41,601	$41,099

(1)	Amount does not include $110.7 million, $106.3 million, $98.4 million and $71.0 million of certain long-term obligations to Thoroughbred as of December 31, 2014, 2013, 2012 and 2011, respectively, which are characterized as financing transactions due to our continuing involvement in the lease of the related land and mineral reserves.
(2)	Adjusted EBITDA is a non-GAAP financial measure, and, when analyzing our operating performance, investors should use Adjusted EBITDA in addition to, and not as an alternative for, operating income and net income (loss) (each as determined in accordance with GAAP). We use Adjusted EBITDA as a supplemental financial measure.

Adjusted EBITDA is defined as net income (loss) before deducting net interest expense, income taxes, depreciation, depletion and amortization, asset retirement obligation expenses, non-cash production royalty to related party, loss on settlement of interest rate swap, loss on deferment of equity offering, gain on settlement of asset retirement obligations, non-cash stock compensation expense, non-cash employee benefit expense, non-cash charges related to non-recourse notes, gain on deconsolidation, and (gain) loss on extinguishment of debt.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6 – “Selected Financial Data” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of risks and uncertainties, including those described under “Cautionary Statement Concerning Forward-Looking Statements” and Item 1A – “Risk Factors.” We assume no obligation to update any of these forward-looking statements.

Overview

We are a diversified producer of low chlorine, high sulfur thermal coal from the Illinois Basin, with both surface and underground mines. We market our coal primarily to proximate and investment grade electric utility companies as fuel for their steam-powered generators. Based on 2014 production, we are the sixth largest producer in the Illinois Basin and the second largest in Western Kentucky. We were formed in 2006 to acquire and develop a large coal reserve holding. We commenced production in the second quarter of 2008 and currently operate seven mines, including four surface and three underground. We control approximately 563 million tons of proven and probable coal reserves. Our reserves and operations are located in the Western Kentucky counties of Ohio, Muhlenberg, McLean, Union and Webster. We also own and operate three coal processing plants, which support our mining operations. From our reserves, we mine coal from multiple seams that, in combination with our coal processing facilities, enhance our ability to meet customer requirements for blends of coal with different characteristics. The locations of our coal reserves and operations, adjacent to the Green River, together with our river dock coal handling and rail loadout facilities, allow us to optimize our coal blending and handling, and provide our customers with rail, barge and truck transportation options.

We market our coal primarily to large utilities with coal-fired, base-load, scrubbed power plants under multi-year coal supply agreements. Our multi-year coal supply agreements usually have specific volume and pricing arrangements for each year of the agreement. These agreements allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices. At December 31, 2014, we had multi-year coal supply agreements with remaining terms ranging from one to five years, and we are contractually committed to sell 8.4 million tons of coal in 2015.

For each of 2014 and 2013, we produced 9.3 million tons of coal, and, during the same periods, we sold 9.4 million and 9.3 million tons of coal, respectively. For the year ended December 31, 2014, our revenue from coal sales was $441.8 million, and we generated operating income of $3.5 million, net loss of $28.8 million, and Adjusted EBITDA of $61.8 million. Our revenue, operating income, net loss and Adjusted EBITDA for the year ended December 31, 2013 were $415.3 million, $9.9 million, $25.1 million, and $58.2 million, respectively. Our growth has been perpetuated through the expansion of our operations by opening new mines, which in 2013 and 2012 included the completion of the Lewis Creek and Kronos underground mines, respectively.

Our principal expenses related to the production of coal are labor and benefits, equipment, materials and supplies (explosives, diesel fuel and electricity), maintenance, royalties and state and federal severance taxes. Unlike some of our competitors, we employ a completely non-union workforce. Many of the benefits of our non-union workforce are related to higher productivity and are not necessarily reflected in our direct costs. In addition, while we typically do not pay our customers’ transportation costs, they may be substantial and are often the determining factor in a coal consumer’s contracting decision. The location of our coal reserves and operations, adjacent to the Green and Ohio Rivers, together with our river dock coal handling and rail loadout facilities, allow us to optimize coal blending and handling and provide our customers with rail, barge and truck transportation options.

Recent Developments

Lewis Creek Underground Mine

Our Lewis Creek underground mine, which produces coal from the West Kentucky #9 seam, has experienced significant operating inefficiencies since July 2013 due to the geological conditions of the reserve being mined. As a result of the ongoing mining difficulties, a final decision was made in August 2014 not to continue advancing under the current mine plan, but rather to retreat and mine only in the eastern portion of the reserve.

As a result of this change in mine plan, we are accelerating the depreciation of the remaining net book value of the capitalized costs associated with the development of the mine due to the diminished useful life of the asset. The asset, which has a net book value of approximately $6.3 million at December 31, 2014, will continue to be depreciated using the units of production method over the remaining estimated recoverable reserves. Upon completion of mining the remaining section, which, based on current estimates, is expected to occur in the first quarter of 2015, the existing portal to the Lewis Creek underground mine will be abandoned and all of the equipment will be relocated to our other mining operations.

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

We define our coal sales price per ton, or average sales price, as total coal sales divided by tons sold. We evaluate the price we receive for our coal on an average sales price per ton basis to evaluate marketing efforts and for market demand and trend analysis. The following table provides operational data with respect to our coal production, coal sales volume and average sales prices per ton for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per ton amounts)
Tons of Coal Produced	9,345	9,315	8,663
Tons of Coal Sold	9,419	9,266	8,521
Average Sales Price Per Ton	$46.91	$44.82	$44.84

Cost of Coal Sales

We evaluate our cost of coal sales on a cost per ton basis. Our cost of coal sales per ton represents our production costs divided by the tons of coal we sell. Our production costs include labor and associated benefits, fuel, lubricants, explosives, operating lease expenses, repairs and maintenance, royalties, selling and related expenses, and all other costs that are directly related to our mining operations, other than the cost of depreciation, depletion and amortization (DD&A) expenses. Our production costs also exclude any indirect expenses, such as general and administrative (G&A) expenses. Beginning in 2014, “Selling and other related expenses” in the consolidated statements of operations were reclassified to “Cost of coal sales.” Prior periods have been reclassified to conform to the current presentation. For further information, see Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements, included in Item 8 – “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Our production costs do not take into account the effects of any of the inflation adjustment or cost pass-through provisions in our multi-year coal supply agreements, as those provisions result in an adjustment to our coal sales price.

The following table provides summary information for the dates indicated relating to our cost of coal sales per ton produced:

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per ton amounts)
Tons of Coal Sold	9,419	9,266	8,521
Average Sales Price Per Ton	$46.91	$44.82	$44.84
Cost of Coal Sales Per Ton	$38.46	$36.23	$36.53

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) before deducting net interest expense, income taxes, depreciation, depletion and amortization, asset retirement obligation expenses, non-cash production royalty to related party, loss on settlement of interest rate swap, loss on deferment of equity offering, gain on settlement of asset retirement obligations, non-cash stock compensation expense, non-cash employee benefit expense, non-cash charges related to non-recourse notes, gain on deconsolidation, and (gain) loss on extinguishment of debt. Although Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, it is used as a supplemental financial measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis, the ability of our assets to generate cash sufficient to pay interest costs and support our indebtedness, our operating performance and return on investment compared to those of other companies in the coal energy sector, without regard to financing or capital structures, and the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities. Adjusted EBITDA has several limitations that are discussed under Item 6 – “Selected Financial Data,” where we also include a quantitative reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, which is net income (loss).

Factors That Affect Our Business

For the past three years, more than 90% of our coal sales were made under multi-year coal supply agreements. We intend to continue to enter into multi-year coal supply agreements for a substantial portion of our annual coal production, using our remaining production to take advantage of market opportunities as they present themselves. We believe our use of multi-year coal supply agreements reduces our exposure to fluctuations in the spot price for coal and provides us with a reliable and stable revenue base. Using multi-year coal supply agreements also allows us to partially mitigate our exposure to rising costs, to the extent those contracts have full or partial cost pass through provisions or inflation adjustment provisions. For example, certain of our contracts contain provisions that adjust the price paid for our coal in the event there is a change in the price of diesel fuel, a key cost component in our coal production. Certain of our other contracts contain provisions that permit us to seek additional price adjustments to account for changes in environmental and other laws and regulations to which we are subject, to the extent those changes increase the cost of our production of coal.

As of March 1, 2015, we have approximately 8.4 million tons of coal committed for 2015. The average price per committed ton for 2015 is $48.07.

Certain of our multi-year coal supply agreements contain option provisions that give the customer the right to elect to purchase additional tons of coal each month during the contract term at a fixed price provided for in the contract. Our multi-year coal supply agreements that provide for these option tons typically require the customer to provide us with advance notice of an election to take these option tons. Because the price of these option tons is fixed under the terms of the contract, we could be obligated to deliver coal to those customers at a price that is below the market price for coal on the date the option is exercised. If our customers elect to receive these option tons, we believe we will have the operating flexibility to meet these requirements through increased production. Similarly, short-term changes by our customers in the amount of coal they purchase as a result of these option provisions may affect our average sales price per ton of coal in any given month or similarly narrow window.

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

For additional information regarding some of the risks and uncertainties that affect our business and the industry in which we operate, please see Item 1A – “Risk Factors.”

Recent Trends and Economic Factors Affecting the Coal Industry

Coal consumption and production in the United States have been driven in recent periods by several market dynamics and trends. According to the EIA, total coal consumption in the United States in 2014 decreased by approximately 6 million tons, or 0.6%, from 2013 levels. The decrease in U.S. domestic coal consumption during 2014 was primarily a function of decreased consumption in the electric power sector due to lower natural gas prices and an increase in retirements of coal fired power plants. However, according to the EIA, coal is expected to remain the dominant energy source for electric power generation for the foreseeable future.

Results of Operations

Factors Affecting the Comparability of Our Results of Operations

The comparability of our operating results for the years ending December 31, 2014, 2013 and 2012 is affected by the opening of additional mines or expansion of existing mines during each of the periods. We began production of coal mid-year 2008 at one underground mine and one surface mine. Our coal production has continued to increase substantially and totaled 9.3 million tons in 2014. The increase in production was primarily the result of expanding production at one mine in 2012 and opening an additional mine in 2013. Partially offsetting the impact of opening these new mines is the temporary idling of a mine in 2012. Due to these changes in the number of operating mines during the aforementioned periods, it is difficult to provide direct comparisons of reported results during each period.

Beginning in 2014, “Selling and other related expenses” in the consolidated statements of operations were reclassified to “Cost of coal sales.” Prior periods have been reclassified to conform to the current presentation. For further information, see Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements, included in Item 8 – “Financial Statements and Supplementary Data,” of this annual report on Form 10-K.

Summary

The following table presents certain of our historical consolidated financial data for the periods indicated. The following table should be read in conjunction with Item 6 – “Selected Financial Data.”

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share and per ton amounts)
Results of Operations Data
Total revenues	$441,833	$415,282	$382,109
Costs and expenses:
Costs of coal sales	362,268	335,699	311,289
Production royalties to related party	8,269	7,811	5,695
Depreciation, depletion and amortization	46,037	38,219	33,066
Asset retirement obligation expenses	2,125	2,472	3,977
General and administrative expenses	19,590	21,169	21,434

Total costs and expenses	438,289	405,370	375,461

Operating income	3,544	9,912	6,648
Interest expense, net	(33,134)	(35,563)	(19,200)
Other income (expense), net	758	579	(1,534)
(Loss) gain on extinguishment of debt	—	—	(3,953)

(Loss) income before income taxes	(28,832)	(25,072)	(18,039)
Income tax provision	—	—	—

Net (loss) income	(28,832)	(25,072)	(18,039)
Less: income attributable to non-controlling interest	—	—	—

Net (loss) income attributable to common stockholders	$(28,832)	$(25,072)	$(18,039)

Other Data (1)
Adjusted EBITDA (unaudited)	$61,760	$58,156	$50,854
Adjusted EBITDA per ton sold (unaudited)	6.56	6.28	5.97

(1)	Adjusted EBITDA is a non-GAAP financial measure which represents net income (loss) before deducting net interest expense, income taxes, depreciation, depletion and amortization, asset retirement obligation expenses, non-cash production royalty to related party, loss on settlement of interest rate swap, loss on deferment of equity offering, gain on settlement of asset retirement obligations, non-cash stock compensation expense, non-cash employee benefit expense, non-cash charges related to non-recourse notes, gain on deconsolidation, and (gain) loss on extinguishment of debt. For these purposes, “GAAP” refers to U.S. generally accepted accounting principles. Please see Item 6 – “Selected Financial Data” for a reconciliation of Adjusted EBITDA to net income (loss).

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Overview

We reported revenue of $441.8 million for the year ended December 31, 2014, compared to $415.3 million for the year ended December 31, 2013. Coal sales increased 1.7% to 9.4 million tons in 2014, compared to 9.3 million tons in the prior year. Our average sales price per ton in the year ended December 31, 2014 totaled $46.91 per ton, as compared to $44.82 per ton for the prior year. Our net loss and Adjusted EBITDA for 2014 totaled $28.8 million and $61.8 million, respectively, as compared to net loss and Adjusted EBITDA for 2013 of $25.1 million and $58.2 million, respectively.

Coal Production, Sales Volume, and Sales Price per Ton

Our coal production in 2014 remained consistent with that of 2013 at approximately 9.3 million tons. We completed development of the Lewis Creek underground mine in mid-2013 and experienced a modest increase in tons produced year over year. Subsequent to completion, the mine has experienced significant operating difficulties, which has kept the mine from reaching full capacity and ultimately led to our abandonment of the mine plan. Production increases also occurred at the Midway and Equality Boot mines from improved stripping ratios experienced in 2014. Offsetting the production increases were declines at the Parkway and Kronos underground mines due to poor geological conditions.

For the years ended December 31, 2014 and 2013, we sold 9.4 million tons and 9.3 million tons, respectively. The increase is due to increased spot sales year over year.

Our average sales price per ton increased to $46.91 for the year ended December 31, 2014, from $44.82 for 2013. The per ton increase is due to favorable customer mix and annual price increases on our multi-year coal supply agreements.

Revenue

Our coal sales revenue for the year ended December 31, 2014 increased by $26.6 million, or 6.4%, to $441.8 million, as compared to 2013. This increase is primarily attributable to a favorable price variance of approximately $19.7 million due to a favorable customer mix and higher year-over-year contract prices. We also experienced a favorable volume variance of approximately $6.9 million due to the sale of 0.2 million additional tons in the current year from increased spot sales in 2014.

Cost of Coal Sales

Cost of coal sales increased 7.9% to $362.3 million in the year ended December 31, 2014, from $335.7 million in 2013. On a per ton basis, our cost of coal sales increased during the year ended December 31, 2014, compared to 2013, from $36.23 per ton to $38.46 per ton. This increase is due to lower productivity at the Parkway and Kronos underground mines driven by poor geological conditions and production inefficiencies encountered at the Lewis Creek underground mine subsequent to the completion of development of the mine, partially offset by favorable mining conditions at our Midway and Equality Boot surface mines in the current year.

Production Royalties to Related Party

Production royalties to related party increased $0.5 million, or 5.9%, to $8.3 million for the year ended December 31, 2014, as compared to $7.8 million in 2013. The increase in production royalties earned by Thoroughbred is due to an increase in sales originating from our Kronos underground mine (where the mineral reserves are leased directly from Thoroughbred) during the current year, as compared to 2013.

Depreciation, Depletion and Amortization

DD&A expenses increased by $7.8 million, or 20.5%, during the year ended December 31, 2014 to $46.0 million, as compared to $38.2 million in 2013. The increase is primarily due to the accelerated depreciation of the capitalized mine development costs associated with the Lewis Creek underground mine resulting from the planned closure of the mine in the first quarter of 2015. In addition, depletion and amortization expenses were slightly higher as a result of the higher production in 2014.

Asset Retirement Obligation Expense

Asset retirement obligation expense decreased by $0.3 million, or 14.0%, to $2.1 million in the year ended December 31, 2014, as compared to 2013. The decrease is primarily attributable to changes in asset retirement cost estimates based on revisions to discount rates, reserve valuations and projected mine lives.

General and Administrative Expenses

G&A expenses were $19.6 million for the year ended December 31, 2014, which was $1.6 million, or 7.5%, lower than the year ended December 31, 2013. The decrease is primarily due to lower expenses for legal and other professional services ($0.9 million), compensation and benefits ($0.2 million), and share-based compensation ($0.5 million) from the decline in unvested shares and the forfeiture of certain grants and the reversal of the associated expense during 2014.

Interest Expense, Net

Interest expense, net is derived from the following components:

	Year Ended December 31,
	2014	2013
11.75% Senior Secured Notes due 2019	$23,500	$23,500
Senior Secured Credit Facility	—	—
Long-term obligation to related party	7,993	11,029
Other, net	1,641	1,034

Total	$33,134	$35,563

Interest expense, net decreased $2.4 million, or 6.8%, to $33.1 million for the year ended December 31, 2014, as compared to $35.6 million for the year ended December 31, 2013. The decrease is principally attributable to a decrease in the effective interest rate on the long-term obligation to related party due to revisions in the mine plan at December 31, 2013. The decline was partially offset by the increase in the principal balance of the long-term obligation to related party from the closing of the reserve transfers to Thoroughbred in April 2013 and October 2014, which increased the principal balance on the obligation by $4.9 million and $6.1 million, respectively, and a lesser amount of capitalized interest in the current year due to a decline in capital expenditures year over year.

Other, Net

Other, net totaled income of $0.8 million for the year ended December 31, 2014, as compared to income of $0.6 million for the year ended December 31, 2013. The amount relates primarily to ancillary income from timber, scrap, and crop sales recognized in each of the respective years.

Net Loss

Net loss for the year ended December 31, 2014 was $28.8 million, as compared to $25.1 million for 2013. The increase in the loss is largely due to lower operating income driven from the accelerated depreciation of the capitalized mine development costs associated with the planned closure of the Lewis Creek underground mine, partially offset by higher gross margin and reduced G&A expenses. In addition, the decline in interest expense in 2014 from a lower effective interest rate favorably affected our overall results.

Adjusted EBITDA

Our Adjusted EBITDA for the year ended December 31, 2014 was $61.8 million, or $6.56 per ton, as compared to $58.2 million, or $6.28 per ton, for the year ended December 31, 2013. The increase resulted primarily from higher gross margin as a result of favorable price and volume variances in the current year, as well as reduced overall G&A expenses, as compared to 2013.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Overview

We reported revenue of $415.3 million for the year ended December 31, 2013, compared to $382.1 million for the year ended December 31, 2012. Coal sales increased 8.7% to 9.3 million tons in 2013, compared to 8.5 million tons in 2012. Our average sales price per ton in the year ended December 31, 2013 totaled $44.82 per ton, as compared to $44.84 for 2012. Our net loss and Adjusted EBITDA for 2013 totaled $25.1 million and $58.2 million, respectively, as compared to net loss and Adjusted EBITDA for 2012 of $18.0 million and $50.9 million, respectively.

Coal Production, Sales Volume, and Sales Price per Ton

Our tons of coal produced increased to 9.3 million tons in the year ended December 31, 2013, from 8.7 million tons in 2012. This increase is primarily attributable to increased production at the Kronos underground mine, which completed development early in 2012, and at the Lewis Creek underground mine, which completed development in mid-2013, partially offset by a decline in production at the Midway mine in 2013 due to poor geological conditions. For the year ended December 31, 2013 and 2012, we sold 9.3 million tons and 8.5 million tons, respectively.

Our average sales price per ton decreased to $44.82 for the year ended December 31, 2013, from $44.84 for 2012. This slight per ton decrease is due to unfavorable customer mix and new contracts entered into in 2013 being at a lower average per ton price due to a year-over-year decline in market pricing, partially offset by annual price increases on our multi-year coal supply agreements. In addition, we entered into a settlement agreement with one of our customers regarding a governmental imposition claim in August 2013, which positively affected revenue by approximately $3.5 million in 2013, of which $2.5 million was associated with prior shipments.

Revenue

Our coal sales revenue for the year ended December 31, 2013 increased by $33.2 million, or 8.7%, to $415.3 million, as compared to 2012. This increase is primarily attributable to a favorable volume variance of approximately $33.4 million due to the sale of 0.7 million additional tons from increased production at our Kronos underground mine in 2013, as compared to 2012, and the completion of the Lewis Creek underground mine in 2013, partially offset by a decline in production at the Midway mine due to poor geological conditions in 2013. In addition, the settlement of a governmental imposition claim positively affected revenue for 2013 by approximately $3.5 million. Negatively impacting revenue for the year ended December 31, 2013, as compared to 2012, was an unfavorable price variance of $0.2 million, as discussed above.

Cost of Coal Sales

Cost of coal sales increased 7.8% to $335.7 million in the year ended December 31, 2013, from $311.3 million in 2012. This increase was primarily attributable to the sale of 0.7 million additional tons in 2013, as compared to 2012. On a per ton basis, our cost of coal sales decreased during the year ended December 31, 2013, compared to 2012, from $36.53 per ton to $36.23 per ton. This decrease is due to efficiencies gained in 2013 at the Kronos underground mine due to the lack of restrictions on the depth of advancement that can be made at the mine and favorable mining conditions at our Equality Boot mine in 2013, partially offset by less favorable mining conditions at our Midway surface mine and Lewis Creek underground mine in 2013 and higher royalty expenses experienced in 2013 based on the areas being mined, as compared to 2012.

Production Royalties to Related Party

Production royalties to related party increased $2.1 million, or 37.2%, to $7.8 million for the year ended December 31, 2013, as compared to $5.7 million in 2012. The increase in production royalties earned by Thoroughbred is due to the increased production levels at the Kronos underground mine as a result of operating at full production capacity in 2013.

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

General and Administrative Expenses

G&A expenses were $21.2 million for the year ended December 31, 2013, which was $0.3 million, or 1.2%, higher than the year ended December 31, 2012. The increase is primarily due to higher expense for compensation and related benefits ($1.2 million) and legal and other professional fees ($0.8 million) in 2013, partially offset by lower information technology related expenses ($0.2 million) and non-income related taxes ($1.5 million).

Interest Expense, Net

Interest expense, net is derived from the following components:

	Year Ended December 31,
	2013	2012
11.75% Senior Secured Notes due 2019	$23,500	$588
Senior Secured Credit Facility	—	5,921
Long-term obligation to related party	11,029	9,257
Other, net	1,034	3,434

Total	$35,563	$19,200

Interest expense, net increased $16.4 million to $35.6 million for the year ended December 31, 2013, as compared to $19.2 million for the year ended December 31, 2012. The increase is principally attributable to a higher average interest rate in 2013 due to the Notes, which were entered into in December 2012. We also have higher average borrowings in 2013, as compared to 2012, due to the incremental increase in borrowings from completing the Notes offering and the repayment of the then outstanding senior secured credit facility (2011 Credit Facility). In addition, the closing of the reserve transfers to Thoroughbred in March 2012 and April 2013 increased the principal balance of the long-term obligation to related party by $25.7 million and $4.9 million, respectively.

Other, Net

Other, net totaled income of $0.6 million for the year ended December 31, 2013, as compared to expense of $1.5 million for the year ended December 31, 2012. The 2013 amount relates primarily to ancillary income from timber, scrap, and crop sales. Other, net for 2012 included a loss on settlement of interest rate swap of $1.4 million associated with terminating an interest rate swap in conjunction with the prepayment and termination of the 2011 Credit Facility and a loss on deferment of equity offering of $1.1 million. We had previously deferred costs incurred related to a proposed equity offering. In the fourth quarter of 2012, as the offering had been delayed for an extended period of time, a charge was recognized to write-off all deferred amounts associated with the proposed equity offering. Partially offsetting these charges in 2012 was revenue earned from timber, scrap, and crop sales.

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

Net Loss

Net loss for the year ended December 31, 2013 was $25.1 million, as compared to $18.0 million for 2012. The increase is largely due to the increase in interest expense from higher average borrowings and an increase in the average interest rate in 2013, partially offset by the impact of higher operating income in 2013 and the recognition of certain periodic charges in 2012 that did recur in 2013, including a loss on settlement of interest rate swap, loss on deferment of equity offering, and loss on extinguishment of debt.

Adjusted EBITDA

Our Adjusted EBITDA for the year ended December 31, 2013 was $58.2 million, or $6.28 per ton, as compared to $50.9 million, or $5.97 per ton, for the year ended December 31, 2012. The increase resulted primarily from higher gross margin as a result of selling 0.7 million tons more in 2013, as compared to 2012.

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

On December 21, 2012, we completed a $200.0 million offering of 11.75% senior secured Notes due 2019 and received proceeds of $193.1 million, as the Notes were issued at an original issue discount (OID) of 96.567%. Interest on the Notes is due semiannually on June 15 and December 15 of each year, with the first payment made on June 15, 2013. In connection with the offering, we prepaid and terminated our then existing 2011 Credit Facility and recognized a loss on extinguishment of debt of $4.0 million associated with the write-off of a portion of the unamortized deferred financing costs incurred on the 2011 Credit Facility. In addition, we entered into the Revolving Credit Facility, which provides for revolving borrowings of up to $50.0 million.

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

The principal indicators of our liquidity are our cash on hand and availability under our Revolving Credit Facility. As of December 31, 2014, our available liquidity was $75.4 million, comprised of cash on hand of $59.5 million and $15.9 million available under our Revolving Credit Facility.

Our long-term debt consisted of the following as of the dates indicated:

	December 31,
Type	2014	2013
11.75% Senior Secured Notes due 2019	$194,570	$193,817
Revolving Credit Facility	—	—
Other	9,319	8,867

	203,889	202,684
Less: current maturities	4,929	4,498

Total long-term debt	$198,960	$198,186

Senior Secured Notes due 2019

On December 21, 2012, we completed the $200.0 million Notes offering. The Notes were issued at an OID of 96.567%. The OID was recorded on our balance sheet as a component of long-term debt, and is being amortized to interest expense over the life of the Notes. As of December 31, 2014 and 2013, the unamortized OID was $5.4 million and $6.2 million, respectively. We incurred $8.4 million of deferred financing fees related to the Notes, which have been capitalized and are being amortized over the life of the Notes.

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

Revolving Credit Facility

Concurrently with the closing of the Notes offering on December 21, 2012, we entered into the Revolving Credit Facility, an asset-based revolving credit facility. The Revolving Credit Facility provides for a five-year $50.0 million revolving credit facility that will expire on December 21, 2017. Borrowings under the Revolving Credit Facility may not exceed a defined borrowing base. In addition, the Revolving Credit Facility includes a $10.0 million letter of credit sub-facility and a $5.0 million swingline loan sub-facility. As of December 31, 2014 and 2013, there were no borrowings outstanding under the Revolving Credit Facility and we had $15.9 million and $19.3 million, respectively, available for borrowing under the facility. We incurred $1.2 million of deferred financing fees related to the Revolving Credit Facility that have been capitalized and are being amortized to interest expense over the life of the facility.

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

2011 Credit Facility

On February 9, 2011, we entered into the 2011 Credit Facility, which was comprised of a $100.0 million term loan and a $50.0 million revolving credit facility. The term loan was a five-year term loan that required principal payments in the amount of $5.0 million on the first day of each quarter commencing on January 1, 2012 through January 1, 2016, with the remaining outstanding principal and interest balance due upon maturity on February 9, 2016. On December 21, 2012, in connection with the offering of the Notes, we voluntarily prepaid and terminated the 2011 Credit Facility, and repaid all outstanding amounts under the agreement. As a result of the prepayment and termination of the 2011 Credit Facility, we recognized a loss on extinguishment of debt of $4.0 million in connection with the write-off of related unamortized deferred financing costs in the year ended December 31, 2012.

Cash Flows

The following table reflects cash flows for the applicable periods:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net cash provided by (used in):
Operating Activities	$41,145	$32,944	$30,769
Investing Activities	$(24,437)	$(32,581)	$(46,524)
Financing Activities	$(8,822)	$(8,863)	$56,307

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net cash provided by operating activities was $41.1 million for the year ended December 31, 2014, an increase of $8.2 million from net cash provided by operating activities of $32.9 million for 2013. We experienced a decrease in operating income in 2014 largely driven by the increase in DD&A expense from the accelerated depreciation of the capitalized mine development costs associated with the planned closure of the Lewis Creek underground mine, which increased DD&A expense by $6.3 million in 2014, as compared to 2013. Partially offsetting the increase in DD&A expense was an increase in gross margin driven by the increase in sales volume and pricing, as well as the decline in G&A and interest expense. Positively impacting cash flows from operations for the year ended December 31, 2014 was a decrease in accounts receivable and inventory resulting from reduced production and shipments during the fourth quarter of 2014, as well as an increase in net related party liabilities of $14.8 million due to the deferment of amounts owed to our affiliate, Thoroughbred, including interest and royalties earned on leased reserves. Negatively impacting operating cash flows was an increase in other non-current assets during 2014 due to an increase in collateral posted against outstanding surety bonds, which are used to secure the performance of our reclamation obligations. Positively impacting cash flows from operations for the year ended December 31, 2013 was an increase in accounts payable and accrued liabilities of $3.3 million and an increase in amounts due to related party resulting primarily from an increase in royalties earned by Thoroughbred. Negatively impacting operating cash flows was an increase in inventory experienced during 2013 due to an increase in coal inventory and materials and supplies on hand resulting from the development of the Lewis Creek underground mine.

Net cash used in investing activities decreased $8.2 million to $24.4 million for the year ended December 31, 2014, compared to $32.6 million for 2013. The current year investment is largely attributable to capital expenditures associated with maintaining our existing fixed assets and for the development of a new underground mine at our Parkway mine complex, whereas the 2013 investment relates primarily to capital expenditures for the completion of the Lewis Creek underground mine.

Net cash used in financing activities was $8.8 million for the year ended December 31, 2014, as compared to net cash used in financing activities of $8.9 million for the year ended December 31, 2013. The current and prior year activity relates primarily to scheduled capital lease and other long-term debt payments.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net cash provided by operating activities was $32.9 million for the year ended December 31, 2013, an increase of $2.2 million from net cash provided by operating activities of $30.8 million for 2012. We experienced an increase in operating income in 2013 due to higher gross margin from an increase in shipments and favorable operating costs, as compared to 2012, partially offset by higher selling and other related costs from higher production taxes and royalties associated with the increased sales tonnage. The higher production levels and completion of the Kronos and Lewis Creek underground mines also increased depreciation, depletion, and amortization by $5.2 million in 2013, as compared to 2012. Positively impacting cash flows from operations for the year ended December 31, 2013 was an increase in accounts payable and accrued liabilities of $3.3 million and an increase in amounts due to related party resulting primarily from an increase in royalties earned by Thoroughbred. Negatively impacting operating cash flows was an increase in inventory experienced during 2013 due to an increase in coal inventory and materials and supplies on hand resulting from the development of the Lewis Creek underground mine.

Net cash used in investing activities decreased $13.9 million to $32.6 million for the year ended December 31, 2013, as compared to $46.5 million for 2012. The 2013 investment is largely attributable to capital expenditures on equipment and mine development for the completion of the Lewis Creek underground mine, whereas the 2012 investment relates primarily to capital expenditures for the completion of the Kronos underground mine and the initial development of the Lewis Creek underground mine.

Net cash used in financing activities was $8.9 million for the year ended December 31, 2013, as compared to net cash provided by financing activities of $56.3 million for the year ended December 31, 2012. The 2013 activity relates primarily to scheduled capital lease and other long-term debt payments. The 2012 activity consists of the $200.0 million Notes offering, issuance of $30.0 million of Series A convertible preferred stock and borrowings of $18.5 million under the 2011 Credit Facility, offset by the payment of long-term debt obligations of $169.9 million, which includes scheduled debt maturities and the repayment and termination of the 2011 Credit Facility with proceeds from the Notes offering and the payment of financing fees totaling $11.1 million primarily related to the Notes offering and the establishment of the Revolving Credit Facility.

Contractual Obligations

We have various commitments primarily related to long-term debt, including capital leases and operating lease commitments related to equipment. We expect to fund these commitments with cash on hand, cash generated from operations and borrowings under our Revolving Credit Facility. The following table provides details regarding our contractual cash obligations as of December 31, 2014:

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
	(In thousands)
Long-term debt obligations (principal and interest)	$327,387	$28,806	$51,553	$247,004	$24
Long-term obligation to related party(1)	383,956	9,633	19,333	12,921	342,069
Operating lease obligations	22,645	12,826	9,569	250	—
Capitalized lease obligations (principal and interest)	3,981	2,585	1,396	—	—
Purchase obligations	4,152	4,152	—	—	—

Total	$742,121	$58,002	$81,851	$260,175	$342,093

(1)

Long-term obligation to related party is an obligation associated with a financing arrangement with Thoroughbred. Payments due are estimated based on current mine plans and estimated sales prices of the coal and will be revised as mine plans change. For the foreseeable future, we are deferring the payment of any production royalty amounts due to Thoroughbred. In consideration for granting the option to defer these payments, we granted to Thoroughbred the option to acquire an additional undivided interest in certain of our coal reserves in Muhlenberg and Ohio Counties by engaging in a financing arrangement, under which we would satisfy payment of any deferred fees by selling part of our interest in the aforementioned coal reserves at fair market value for such reserves determined at the time of the exercise of such options.

Capital Expenditures

Our mining operations require investments to expand, upgrade or enhance existing operations and to comply with environmental and safety regulations. Our anticipated total capital expenditures for 2015 are estimated to be within a range of $41.0 million to $45.0 million. Management anticipates funding 2015 capital requirements with current cash balances and cash flows provided by operations. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability and cost of additional capital will depend upon our financial condition and results of operations, as well as prevailing market conditions and several other factors over which we have limited control.

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

We began development of a new underground mine in the second quarter of 2014 at our Parkway mine complex to extract coal from the West Kentucky #8 seam, which is anticipated to be completed in the first half of 2015. Annual production capacity at the mine will eventually be expanded to approximately 2.4 million tons. Capitalized development costs during 2014 totaled approximately $13.2 million.

The Lewis Creek underground mine, a two unit underground mine, came out of development in July 2013. Capitalized development costs totaled approximately $24.2 million. As stated above, the Lewis Creek underground mine will be permanently idled by the end of the first quarter due to continued operating inefficiencies encountered at the mine. As a result, depreciation of capitalized mine development costs has been accelerated over the remaining useful life of the mine.

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

As of December 31, 2014, we had approximately $35.1 million in surety bonds outstanding to secure the performance of our reclamation obligations, which were supported by approximately $6.1 million of cash posted as collateral.

Related-Party Transactions

For information regarding our related-party transaction, see Note 13, “Related-Party Transactions,” to our audited consolidated financial statements, included in Item 8 — “Financial Statements and Supplementary Data” of this Annual Report of Form 10-K.

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

Our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements, included in Item 8 – “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. We believe the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

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

For these reasons, estimates of the recoverable quantities of coal attributable to any particular group of properties, classifications of reserves based on risk of recovery and estimates of future net cash flows expected from these properties as prepared by different engineers, or by the same engineers at different times, may vary substantially. Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and these variations may be material. Certain account classifications within our financial statements such as depreciation, depletion, and amortization and certain liability calculations such as asset retirement obligations may depend upon estimates of coal reserve quantities and values. Accordingly, when actual coal reserve quantities and values vary significantly from estimates, certain accounting estimates and amounts within our consolidated financial statements may be materially affected. Coal reserve values are reviewed annually, at a minimum, for consideration in our consolidated financial statements.

Asset Retirement Obligation

Our asset retirement obligations primarily consist of spending estimates for surface land reclamation and support facilities at both surface and underground mines in accordance with applicable reclamation laws in the U.S., as defined by each mining permit. Asset retirement obligations are determined for each mine using various estimates and assumptions, including, among other items, estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage and the timing of these cash flows, discounted using a credit-adjusted, risk-free rate. As changes in estimates occur (such as mine plan revisions, changes in estimated costs, or changes in timing of the reclamation activities), the obligation and asset are revised to reflect the new estimate after applying the appropriate credit-adjusted, risk-free rate. If our assumptions do not materialize as expected, actual cash expenditures and costs that we incur could be materially different than currently estimated. Any difference between the recorded amount of the liability and the actual cost of reclamation will be recognized as a gain or loss when the obligation is settled. We expect our actual cost to reclaim our properties will be less than the expected cash flows used to determine the asset retirement obligation. However, regulatory changes could increase our obligation to perform reclamation and mine closing activities. Asset retirement obligation expense for the years ended December 31, 2014, 2013, and 2012 was $2.1 million, $2.5 million, and $4.0 million, respectively. At December 31, 2014 and 2013, our balance sheets reflected asset retirement obligation liabilities of $17.7 million and $17.3 million, respectively, including amounts classified as a current liability. See Note 17 to our audited consolidated financial statements for additional details regarding our asset retirement obligations, included in Item 8 – “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

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

Based on our cumulative loss position and after evaluating other available evidence, including the scheduled reversals of our deferred tax assets and deferred tax liabilities, we have concluded a valuation allowance is necessary for the excess of deferred tax assets over deferred tax liabilities.

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

Long-Term Obligation to Related Party

We have entered into certain transactions with our affiliate, Thoroughbred, whereby we have sold an undivided interest in certain of our land and mineral reserves and subsequently entered into a lease agreement to mine the acquired mineral reserves in exchange for a production royalty. Due to our continuing involvement in the land and mineral reserves transferred, these transactions have been accounted for as financing arrangements and a long-term obligation has been established that is being amortized at an annual rate of 7% of the estimated gross revenue generated from the sale of the coal originating from the leased mineral reserves. The effective interest rate of the obligation is based on various estimates in future pricing and production quantities within our mine plans and is adjusted prospectively, as significant changes in our mine plans occur. As of December 31, 2014, the effective interest on the long-term obligation to related party was 9.3%.

New Accounting Standards Issued and Adopted

We are an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, and delay compliance with new or revised accounting standards until those standards are applicable to private companies. However, we have chosen to opt out of any extended transition period, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

In August 2014, the Financial Accounting Standards Board (FASB) issued guidance on management’s responsibility in evaluating, at each annual and interim reporting period, whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early adoption permitted.

In May 2014, the FASB issued a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The standard requires revenue to be recognized when promised goods or services are transferred to a customer in an amount that reflects the consideration expected in exchange for those goods or services. The new standard is effective for us on January 1, 2017. The standard permits the use of either the full retrospective or modified retrospective transition method and early adoption is not permitted. We are currently evaluating the impact of this new pronouncement on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We defined market risk as the risk of economic loss as a consequence of the adverse movement of market rates and prices. We believe our principal market risks are commodity price risk and credit risk.

Commodity Price Risk

We sell most of the coal we produce under multi-year coal supply agreements. Historically, we have principally managed the commodity price risks from our coal sales by entering into multi-year coal supply agreements of varying terms and durations, rather than through the use of derivative instruments. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that Affect our Business” for more information about our multi-year coal supply agreements.

Some of the products used in our mining activities, such as diesel fuel, explosives and steel products for roof support used in our underground mining, are subject to price volatility. Through our suppliers, we utilize forward purchases to manage a portion of our exposure related to diesel fuel volatility. A hypothetical increase of $0.10 per gallon for diesel fuel would have increased net loss by $0.9 million for the year ended December 31, 2014. A hypothetical increase of 10% in steel prices would have increased net loss by $2.0 million for the year ended December 31, 2014. A hypothetical increase of 10% in explosives prices would have increased net loss by $1.7 million for the year ended December 31, 2014.

Credit Risk

In 2014, approximately 99% of our coal sales were made to electric utilities. Therefore, our credit risk is primarily with domestic electric power generators. Our policy is to independently evaluate each customer’s creditworthiness prior to entering into a transaction with the customer and to constantly monitor outstanding accounts receivable against established credit limits. When deemed appropriate, we will take steps to reduce credit exposure to customers that do not meet our credit standards or whose credit has deteriorated. Credit losses are provided for in the financial statements and have historically been minimal.

Seasonality

Our business has historically experienced some variability in its results due to the effect of seasons. Demand for coal-fired power can increase due to unusually hot or cold weather as power consumers use more air conditioning or heating. Conversely, mild weather can result in softer demand for our coal. Adverse weather conditions, such as floods or blizzards, can affect our ability to mine and ship our coal and our customers’ ability to take delivery of coal.

Item 8. Financial Statements and Supplementary Data

The report of independent registered public accounting firm and the consolidated financial statements required by this Item are set forth on pages F-1 through F-38 of this report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based upon such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2014, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Set forth below are the names, ages and positions of our executive officers and directors as of March 1, 2015. All directors are elected for a term of three years and serve until their successors are elected and qualified. All executive officers hold office until their successors are elected and qualified.

Name	Age	Position with the Company
J. Hord Armstrong, III	73	Chairman (Class II) and Chief Executive Officer
Martin D. Wilson	53	President, Chief Commercial Officer, and Director (Class I)
Kenneth E. Allen	68	Executive Vice President and Chief Operating Officer
J. Richard Gist	58	Senior Vice President and Chief Financial Officer
Anson M. Beard, Jr.	78	Director (Class I)
James C. Crain	66	Director (Class III)
Richard F. Ford	78	Director (Class III)
Bryan H. Lawrence	72	Director (Class III)
Greg A. Walker	59	Director (Class II)

Biographical information concerning the directors and executive officers listed above is set forth below. The term of our Class I directors expires in 2015, the term of our Class II directors expires in 2016, and the term of our Class III directors expires in 2017.

J. Hord Armstrong, III—Mr. Armstrong served as our Predecessor’s Chairman and Chief Executive Officer, and as a member of our Predecessor’s board of managers, from its formation in 2006 until 2011. Since 2011, Mr. Armstrong has been our Chairman and Chief Executive Officer. Previously, Mr. Armstrong worked for the Morgan Guaranty Trust Company and was elected Assistant Treasurer in 1967. He subsequently spent ten years with White Weld & Company as First Vice President until the firm was acquired by Merrill Lynch in 1978. Mr. Armstrong then joined Arch Mineral Corporation (Arch Mineral), St. Louis, as Treasurer (1978-1981), and ultimately became its Vice President and Chief Financial Officer (1981-1987). Mr. Armstrong left Arch Mineral in 1987, when he founded D&K Healthcare Resources, Inc. (D&K). Mr. Armstrong served as D&K’s Chief Executive Officer from 1987 to 2005. D&K became a public company in 1992 and was acquired by McKesson Corporation in 2005. Mr. Armstrong served for ten years as a member of the Board of Trustees of the St. Louis College of Pharmacy, as well as a Director of Jones Pharma Incorporated. He was formerly Chairman of the Board of Trustees of the Pilot Fund, a registered investment company. He was also formerly a Director of BHA, Inc. of Kansas City, Missouri, and a Director of GeoMet, Inc. of Houston, Texas. He currently serves as Advisory Director of US Bancorp. The board selected Mr. Armstrong to serve as a director because of his extensive experience in the coal industry and public company management, as well as his previous tenure with our company. The board believes his prior experiences afford him unique insights into our company’s strategies, challenges and opportunities.

Martin D. Wilson— Mr. Wilson served as our Predecessor’s President, and as a member of our Predecessor’s board of managers, from its formation in 2006 until 2011. From 2011 to July 2014, Mr. Wilson was our President. Since that time, he has served as our President and Chief Commercial Officer. From 1985 to 1988, Mr. Wilson was employed by KPMG Peat Marwick. From 1988 until 2005, Mr. Wilson served as President and Chief Operating Officer of D&K. The board selected Mr. Wilson to serve as a director because of his experience in finance, operations, commercial transactions and public company management.

Kenneth E. Allen—Mr. Allen served as our Predecessor’s Vice President of Operations from 2007 until 2011. From 2011 to July 2014, Mr. Allen was our Executive Vice President of Operations. Since that time, he has served as our Executive Vice President and Chief Operating Officer. In December 2013, Mr. Allen was also named Chief Operating Officer of Armstrong Coal Company, a wholly-owned subsidiary of Armstrong Energy.

He started his career with Peabody Coal Company in 1967 and has more than 40 years of experience in the coal industry. In 1971, he moved into a supervisory position and continued to hold various supervisory and management positions, including Chief Electrical Engineer, Mine Superintendent, Operations Manager and Vice President of Resource Development and Conservancy. Prior to joining our company in 2007, Mr. Allen held the position of President and General Manager of Bluegrass Coal Company, a subsidiary of Peabody Energy Corporation. Mr. Allen is Chairman of the Upper Pond River Conservancy District, Vice Chairman of the Kentucky Reclamation Guaranty Fund Commission, a member of the Kentucky Workforce Investment Board of Directors and the Madisonville-Hopkins County Economic Development Board of Directors. He is a past member of the Kentucky Coal Council and the Kentucky Governors Council of Economic Advisors. He is past Chairman and current member of the Executive Boards of the Kentucky Coal Association and past Chairman and member of the Executive Board of the Western Kentucky Coal Association.

J. Richard Gist—Mr. Gist served as our Predecessor’s Vice President and Controller from 2009 until 2011. From 2011 to July 2014, Mr. Gist was our Senior Vice President, Finance and Administration and Chief Financial Officer. Since that time, he has served as our Senior Vice President and Chief Financial Officer. Mr. Gist began his career with Arthur Andersen in 1978 and subsequently held a number of positions at St. Joe Minerals Corporation, an entity which owned part of Massey Energy Company, NERCO, Inc., Ziegler Coal Company and Peabody Energy Corporation. From 2000 until its purchase by McKesson Corporation in 2005, Mr. Gist was the Vice President and Controller of D&K. From 2005 until 2006, Mr. Gist worked as part of the transition team with McKesson. From 2006 until 2009, he served as Vice President—Marketing Administration of Arch Coal, Inc. Mr. Gist is a Certified Public Accountant.

Anson M. Beard, Jr.—Mr. Beard was appointed to our board in 2011. He joined Morgan Stanley & Co. as a Vice President to found Private Client Services in 1977. He was promoted to Principal in 1979 and Managing Director in 1980. In 1981, he was put in charge of the Firm’s Equity Division, responsible for sales and trading relationships with institutional and individual investors of all equity and related products worldwide. In 1987, he was elected to the Firm’s Management Committee and the board of directors of Morgan Stanley Group. Mr. Beard was also the former Chairman of Morgan Stanley Security Services, Inc., a subsidiary of Morgan Stanley Group, which engaged in stock borrowing/lending, customer and dealer clearance, international settlements and custody. He previously served as a Trustee of the Morgan Stanley Foundation, Vice Chairman of the National Association of Securities Dealers, and Chairman of its NASDAQ, Inc. subsidiary. In 1994, Mr. Beard retired and became an Advisory Director of Morgan Stanley. He continues to serve in this capacity. Mr. Beard was selected for board membership because of his past board and committee experience and his knowledge of securities markets and publicly traded companies.

James C. Crain—Mr. Crain was appointed to our board of directors in 2011. Mr. Crain has been in the energy industry for more than 35 years, both as an attorney and as an executive officer. In July 2013, Mr. Crain retired as President of Marsh Operating Company (Marsh), an investments management company, a position he held since 1989. Before joining Marsh in 1984, Mr. Crain was a partner in the law firm of Jenkens & Gilchrist. Mr. Crain is a director of Enlink Midstream, LLC, a midstream natural gas company, GeoMet, Inc., a natural gas exploration and production company, and Approach Resources, Inc., an independent oil and natural gas company. Mr. Crain was also formerly a director of Crosstex Energy, GP, LLC, the general partner of a midstream natural gas company, and Crusader Energy Group Inc., an oil and gas exploration and production company. The board selected Mr. Crain to serve as a director because of his extensive legal, investment and transactional experience, as well as his public company board experience.

Richard F. Ford—Mr. Ford was appointed to our board in 2011. Mr. Ford is the retired general partner of Gateway Associates, L.P., a venture capital management firm that he formed in 1984. Mr. Ford serves as a member of the board of directors and a member of the audit committee of Barry-Wehmiller Company. Until 2012, Mr. Ford served as a director of Stifel Financial Corp. Mr. Ford also serves as a member of the board of directors and chair of the audit committee of Spartan Light Metal Products, Inc., a privately-held company. He currently serves on the board of directors of Washington University in St. Louis, Missouri. The board selected

Mr. Ford to serve as a director because of his substantial experience in the financial services industry. He also has considerable board and committee leadership experience at other publicly held and large private companies.

Bryan H. Lawrence—Mr. Lawrence served as a member of our Predecessor’s board of managers from its formation in 2006 until 2011. He was appointed to our board of directors in 2011. Mr. Lawrence is a founder and principal of Yorktown Partners LLC, the manager of the Yorktown group of investment partnerships, which make investments in companies engaged in the energy industry. The Yorktown partnerships were formerly affiliated with the investment firm of Dillon, Read & Co., Inc. (Dillon Read) where Mr. Lawrence had been employed since 1966, serving as a Managing Director until the merger of Dillon Read with SBC Warburg in 1997. Mr. Lawrence serves as a director of Hallador Energy Company, Star Gas Partners, L.P., and Approach Resources, Inc. (each a U.S. publicly traded company) and certain non-public companies in the energy industry in which Yorktown partnerships hold equity interests. Mr. Lawrence serves on our board of directors because of his significant knowledge of all aspects of the energy industry.

Greg A. Walker—Mr. Walker was appointed to our board of directors in 2011. From 2009 to 2011, he served as a Senior Vice President of Alpha Natural Resources, Inc., assisting with integration issues after the merger of Alpha Natural Resources, Inc. and Foundation Coal Holdings, Inc. From 2004 to 2009, Mr. Walker served as the Senior Vice President, General Counsel and Secretary of Foundation Coal Holdings, Inc. From 1999 to 2004, he served as the Senior Vice President, General Counsel and Secretary of RAG American Coal Holdings, Inc., which was the predecessor entity to Foundation Coal Holdings, Inc. From 1989 to 1999, he served in various capacities in the law department of Cyprus Amax Minerals Company. Mr. Walker spent three years in private law practice in Denver, Colorado from 1986 to 1989, and from 1981 to 1986 he held various positions within the law department of Mobil Oil Corporation. From 2005 to 2012, he was a member of the board of directors of the FutureGen Industrial Alliance, Inc., a not-for-profit entity whose global members are working with the U.S. Department of Energy to build and operate a commercial scale oxy-combustion coal-fired power plant with carbon dioxide capture and sequestration. From 2007 through 2010, he served as an appointee from the United States to the Coal Industry Advisory Board, an international advisory panel to the International Energy Administration with respect to matters regarding the production, use and demand for coal on a global basis. The board selected Mr. Walker to serve as a director because of his specialized knowledge of the coal and energy industry and applicable regulations, as well as his experience in public company management.

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

Audit Committee

Messrs. Crain, Ford and Walker, each an independent director, serve on our audit committee. Mr. Ford is the chair of the audit committee. The committee assists our board in fulfilling its oversight responsibilities relating to: (i) the integrity of our financial statements, internal accounting, financial controls, disclosure controls and financial reporting processes, (ii) the independent auditors’ qualifications and independence, (iii) the performance of our independent auditors and (iv) our compliance with legal and regulatory requirements. The board has determined that Mr. Ford qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K, as promulgated by the SEC.

Audit Committee Report

The responsibilities of the Audit Committee are provided in its Charter, which has been approved by the Board of Directors of the Company.

In fulfilling its oversight responsibilities with respect to the December 31, 2014 financial statements, the Audit Committee, among other things, has:

•	reviewed and discussed with management the Company’s audited financial statements as of and for the fiscal year ended December 31, 2014, including a discussion of the quality and acceptability of our financial reporting and internal controls;

•	discussed with the Company’s independent registered public accounting firm, who is responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States of America, its judgment as to the quality, not just the acceptability, of the accounting principles utilized, the reasonableness of significant accounting judgments and estimates and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards, including Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Public Company Accounting Oversight Board in Rule 3200T;

•	discussed with the Company’s independent registered public accounting firm its independence from management and the Company, received and reviewed the written disclosures in the letter from the Company’s independent registered public accounting firm as required by the Public Company Accounting Oversight Board, and considered the compatibility of non-audit services with the Company’s independent registered public accounting firm’s independence; and

•	discussed with the Company’s independent registered public accounting firm the overall scope and plans for its audit.

Based on the reviews and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements referred to above be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

The compensation committee has been tasked with the responsibility to establish and implement our compensation philosophy and objectives, administrate our executive and director compensation programs and plans, and review and approve the compensation of our named executive officers.

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

Nominating, Corporate Governance and Risk Management Committee

Messrs. Beard, Crain and Ford, each an independent director, serve on our nominating, corporate governance and risk management committee. Mr. Crain is the chair of this committee. The committee is responsible for: (i) assisting the board by identifying individuals qualified to become board members and recommending to our board nominees for election as director, (ii) leading the board in its annual performance review, (iii) recommending members and chairpersons for each committee to the board, (iv) monitoring the attendance, preparation and participation of individual directors and conducting a performance evaluation of each director prior to the time he or she is considered for re-nomination to the board of directors and (v) monitoring and evaluating corporate governance issues and trends.

Conflicts Committee

Messrs. Beard, Crain and Walker, each an independent director, serve on our conflicts committee. Mr. Walker is the chair of this committee. The committee is responsible for: (i) reviewing specific matters that the board believes may involve conflicts of interest, (ii) reviewing specific matters requiring action of the conflicts committee pursuant to any agreement to which we are a party, (iii) advising the board on actions to be taken by the committee upon the board’s request and (iv) carrying out any other duties delegated to the conflicts committee by the board of directors.

Code of Ethics

We have adopted a code of business conduct and ethics applicable to all employees, including executive officers and directors. A copy of the code of business conduct and ethics is available on our website at www.armstrongenergyinc.com. Any amendments to, or waivers from, provisions of the code related to certain matters will be disclosed on our website.

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the fiscal quarter ended December 31, 2014.

Item 11. Executive Compensation

2014 Summary Compensation Table

The following table sets forth all compensation paid to our named executive officers for the years ending December 31, 2014 and 2013.

Name and Principal Position	Year	Salary	Bonus	All Other Compensation		Total
J. Hord Armstrong, III,	2014	$400,000	$385,046	$88,132	(1)	$873,178
Chairman and Chief Executive Officer	2013	$400,000	$400,000	$73,650		$873,650
Martin D. Wilson,	2014	$400,000	$385,046	$37,170	(2)	$822,216
President and Chief Commercial Officer	2013	$400,000	$400,000	$51,941		$851,941
Kenneth E. Allen	2014	$350,000	$215,274	$435,320	(3)	$1,000,594
Executive Vice President and Chief Operating Officer	2013	$350,000	$227,000	$426,006		$1,003,006
J. Richard Gist	2014	$265,000	$191,320	$20,740	(4)	$477,060
Senior Vice President and Chief Financial Officer	2013	$265,000	$172,000	$20,145		$457,145

(1)	Represents our matching contributions paid to our 401(k) plan on behalf of Mr. Armstrong ($13,000), an allowance for personal automobile usage ($12,000), the incremental cost to the Company of Mr. Armstrong’s personal use of our corporate aircraft ($50,757), and an allowance for club membership dues ($12,375). Mr. Armstrong’s personal use of the corporate aircraft has been valued based on the incremental costs to us for the personal use of our aircraft. Incremental costs for personal use consist of the variable costs incurred by us to operate the aircraft for such use, including fuel costs; crew expenses, including travel, hotels and meals; in-flight catering; landing, parking and handling fees; communications expenses; certain trip-related maintenance; and other trip-related variable costs. In addition, if the aircraft flies empty before picking up or dropping off a passenger flying for personal reasons, this “deadhead” segment is included in the incremental cost of the personal use. Incremental costs do not include fixed or non-variable costs that would be incurred whether or not there was any personal use of the aircraft, such as crew salaries and benefits, insurance costs, aircraft purchase costs, depreciation and scheduled maintenance. Travel by Mr. Armstrong’s spouse is generally considered personal use and is subject to taxation and disclosure.
(2)	Represents our matching contributions paid to our 401(k) plan on behalf of Mr. Wilson ($13,000), an allowance for personal automobile usage ($12,000), and an allowance for club membership dues ($12,170).
(3)	Represents overriding royalties paid to Mr. Allen ($410,320) (see “—Overriding Royalty Agreement” for a description of Mr. Allen’s agreement with us regarding the payment of overriding royalties), our matching contributions paid to our 401(k) plan on behalf of Mr. Allen ($13,000), and an allowance for personal automobile usage ($12,000).
(4)	Represents our matching contributions paid to our 401(k) plan on behalf of Mr. Gist ($8,740) and an allowance for personal automobile usage ($12,000).

Elements of Compensation

Compensation Program for 2014

Our compensation committee reevaluated and restructured our compensation program for 2014. We believe that our compensation program provides a competitive compensation package to our executives and links pay to performance by making a significant portion of total executive compensation variable or “at risk.” A substantial portion of each executive officer’s total compensation is performance-based, varying from a low of approximately 33% and a high of approximately 60% for our Chief Executive Officer and President, respectively, to a low of approximately 27% to a high of approximately 53% for the other named executive officers.

Our compensation committee continues to consider informally the executive compensation data of certain publicly traded coal companies. The compensation committee uses peer group data as a point of reference for comparative purposes, but it is not the determinative factor for our named executive officers’ compensation. The compensation committee exercises discretion in determining the nature and extent of the use of comparative pay data. We did not utilize a compensation consultant in 2014. The compensation committee considered internal pay equity when making compensation decisions for executive officers, excluding any overriding royalties that may be due to executive officers. See “—Overriding Royalty Agreement.” However, the compensation committee does not use a fixed ratio or formula when comparing compensation among executive officers.

The new compensation program consists primarily of base salary and annual bonus. The base salary for each of our named executive officers is set forth in his employment agreement and is subject to adjustment annually as determined by the compensation committee. See “—Employment Agreements.” The base salary is intended to provide a degree of financial certainty and stability, to recognize competitive market conditions and to reward individual performance through periodic increases. Base salary levels are based on the executive officer’s role and responsibilities, the position’s complexity and its importance to us in relation to other executive positions and the officer’s experience, tenure, unique skills, past performance and future potential with the Company. Base salary increases are made at the compensation committee’s discretion after a review of the executive officer’s performance and the relevant market data. While the compensation committee uses market data as a point of reference for comparative purposes, it will determine the nature and amount of executive officer compensation in its sole discretion.

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

Annual bonuses are intended to: (i) motivate executive officers to achieve key annual goals and position the Company for long-term success, (ii) provide compensation for performance based on the executive’s achievement of strategic goals and objectives, on both an individual and a Company-wide level and (iii) retain and attract executive talent. In setting the target bonus for each executive officer, consideration is given to the target bonus set forth in the respective officer’s employment agreement, if any, subject to adjustment by the compensation committee. Bonuses are typically based on financial performance goals related to our achievement of a pre-determined Adjusted EBITDA level, personal performance goals, and for Mr. Allen, the achievement of certain safety goals. However, the compensation committee has the discretion to consider other factors when the market warrants.

Other Executive Benefits

Our named executive officers are eligible for the following benefits on the same basis as other eligible employees:

•	Health insurance;

•	Vacation, personal holidays and sick time;

•	Life insurance and supplemental life insurance;

•	Short-term and long-term disability; and

•	401(k) plan with matching contributions.

In addition, we provide our named executive officers with an annual car allowance and a payment equal to the group term life insurance premium paid on each named executive officer’s behalf. Also, we provide Messrs. Armstrong and Wilson with an allowance for club membership dues. The Company aircraft may occasionally be used by executive officers for personal travel.

Employment Agreements

Allen Employment Agreement

Effective June 1, 2007, we entered into an employment agreement (the Allen Agreement) with Mr. Allen. The term of the Allen Agreement was three years, but the Allen Agreement shall be automatically renewed for additional one-year terms until such time, if any, as we or the executive gives written notice to the other party that such automatic extension shall cease. Such notice must be given at least 60 days prior to the expiration of the then current term. Pursuant to the Allen Agreement, we agreed to pay Mr. Allen an annual base salary of $350,000 effective January 1, 2013, which remained in effect through 2014. Effective January 1, 2015, Mr. Allen’s annual base salary was increased to $363,000.

The Allen Agreement contains non-competition and non-solicitation provisions that endure for a period of 12 months following the executive’s termination of employment with us.

In addition, pursuant to the Allen Agreement and the related overriding royalty agreement, as amended, between Mr. Allen and us, Mr. Allen receives an overriding royalty equal to $0.05 per ton sold by us from certain reserves described in that agreement. See “—Overriding Royalty Agreement.”

Pursuant to the Allen Agreement, we may terminate the agreement at any time for cause, which is defined as: (i) the executive’s failure substantially to perform his duties under the agreement in a manner satisfactory to the board, (ii) the executive has engaged in gross misconduct, dishonest, disloyal, illegal or unethical conduct, or any other conduct which has or could reasonably have a detrimental impact on our company or its reputation, (iii) the executive has acted in a dishonest or disloyal manner, or breached any fiduciary duty to our company that, in either case, results or was intended to result in personal profit to the executive at the expense of our company or any of its customers, (iv) the executive has been convicted of or pleads guilty or no contest to any felony, (v) the executive has one or more physical or mental impairments which have substantially impaired his ability to perform the essential functions of his job, (vi) the executive’s death, (vii) any breach by the executive of certain obligations under the agreement or (viii) resignation by the executive under circumstances where a termination for “cause” was impending or could have reasonably been foreseen.

We also may terminate the Allen Agreement without cause. In the event of such termination without cause, the executive shall be entitled to receive (i) the executive’s base salary for 12 months following termination and (ii) health insurance premiums for 12 months. In addition, the overriding royalty will run with the land per the provisions of the overriding royalty agreement. See “—Overriding Royalty Agreement.”

Under the Allen Agreement, the executive may resign for good reason, which is defined as a material demotion or reduction in the executive’s duties. In the event of a resignation for good reason, the executive shall be entitled to receive (i) the executive’s base salary for 12 months following termination and (ii) health insurance premiums for 12 months. In addition, the respective overriding royalty will run with the land per the provisions of the overriding royalty agreement. See “—Overriding Royalty Agreement.”

In the event of a termination of the executive’s employment, other than for cause, within 12 months of a change in control, the executive shall be entitled to receive health insurance premiums for 12 months. In addition, we will pay, promptly following such termination, a lump sum payment equal to one times the executive’s annual base salary, plus any accrued and unpaid overriding royalty.

Gist Employment Agreement

Effective October 1, 2011, we entered into an employment agreement with Mr. Gist (the Gist Agreement). The term of the Gist Agreement was one year, and shall be automatically renewed for additional one year terms until such time as either party gives written notice to the other party that such automatic extension shall cease. Pursuant to the Gist Agreement, we agreed to pay Mr. Gist an annual base salary of $265,000 effective January 1, 2013, which remained in effect through 2014. Effective January 1, 2015, Mr. Gist’s annual base salary was increased to $275,000.

Pursuant to the Gist Agreement, we may terminate the agreement at any time for cause, which is defined as: (i) the executive’s failure substantially to perform his duties in a manner satisfactory to the board; (ii) the executive has engaged in gross misconduct, dishonest, disloyal, illegal or unethical conduct, or any other conduct which has or could reasonably have a detrimental impact on our company or its reputation; (iii) the executive has acted in a dishonest or disloyal manner, or breached any fiduciary duty to our company that, in either case, results or was intended to result in personal profit to the executive at the expense of our company or any of its customers; (iv) the executive has been convicted of or pleads guilty or no contest to any felony; (v) the executive has one or more physical or mental impairments which have substantially impaired his ability to perform the essential functions of his job; (vi) the executive’s death; (vii) any breach by the executive of certain obligations under the agreement or (viii) resignation by the executive under circumstances where a termination for “cause” was impending or could have reasonably been foreseen.

We also may terminate the Gist Agreement without cause. In the event of such termination without cause, the executive shall be entitled to receive (i) his base salary for 12 months following termination, plus any accrued but unpaid bonus and (ii) health insurance premiums for 12 months.

Pursuant to the Gist Agreement, the executive may resign for good reason, which is defined as a material demotion or reduction in the executive’s duties. In the event of a resignation for good reason, the executive shall be entitled to receive (i) his base salary for 12 months following termination and (ii) health insurance premiums for 12 months.

In the event of a termination of the executive’s employment, other than for cause, within 12 months of a change in control, the executive shall be entitled to receive health insurance premiums for 12 months. In addition, we will pay, promptly following such termination, a lump sum payment equal to one times the executive’s annual base salary, plus one year’s bonus in an amount equal to 50% of his then existing annual base salary.

The Gist Agreement contains non-competition and non-solicitation provisions that endure for a period of 12 months following any termination of the executive’s employment.

Armstrong and Wilson Employment Agreements

Effective October 1, 2011, we entered into an employment agreement with each of Messrs. Armstrong and Wilson (together, the “Armstrong and Wilson Agreements”). The term of each of the Armstrong and Wilson Agreements was three years, and each shall automatically renew for successive one-year terms unless either party gives the other a notice of non-renewal at least 90 days before the end of the then current term. Pursuant to the Armstrong and Wilson Agreements, we agreed to pay each of Messrs. Armstrong and Wilson an annual base salary of $400,000 effective January 1, 2013, which remained in effect for each through 2014. Effective January 1, 2015, Messrs. Armstrong’s and Wilson’s annual base salaries were increased to $415,000.

Pursuant to the Armstrong and Wilson Agreements, we may terminate Mr. Armstrong and Mr. Wilson at any time without cause (as defined below), and each Mr. Armstrong and Mr. Wilson may terminate his own employment at any time for good reason (as defined below). In the event of a termination without cause, failure by us to renew the agreement or termination by the executive for good reason, (i) we will continue to pay the executive’s base salary and provide his other benefits (including automobile allowance, vacation and health insurance) for 24 months and (ii) the executive shall also be entitled to a bonus for that year equal to 75% of his base salary (irrespective of whether performance objectives have been achieved). In addition, (a) we will provide the executive with outplacement services and (b) the executive shall be entitled to a contribution under our retirement benefit plan for that fiscal year equal to the greater of (x) the amount that would have been contributed for that fiscal year determined in accordance with past practice or (y) the highest amount contributed by us on behalf of the executive for any of the three prior fiscal years.

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

The Armstrong and Wilson Agreements contain non-competition provisions that continue for 18 months following the executive’s termination and non-solicitation provisions that endure for a period of 24 months following the executive’s termination.

Overriding Royalty Agreement

On December 3, 2008, we entered into an amended and restated overriding royalty agreement with Mr. Allen pursuant to which we agreed to pay Mr. Allen a royalty of $0.05 per ton of all coal thereafter mined or extracted and subsequently sold from certain of our reserves. The term of the royalty began on February 9, 2007, and is set to continue until the later of: (i) February 9, 2027, or (ii) such time as all of the mineable and saleable coal from the subject properties has been mined. The agreement also states that the overriding royalty shall constitute an independent and enforceable obligation that shall run with the land and shall be binding on us, our respective assigns and successors, and any subsequent owner of the subject properties.

Outstanding Equity Awards at 2014 Fiscal Year-End

There were no outstanding option and stock awards held by the named executive officers as of December 31, 2014.

Amended and Restated 2011 Long-Term Incentive Plan

Our board of directors adopted the 2011 Long-Term Incentive Plan during October 2011 and the Amended and Restated 2011 Long-Term Incentive Plan on February 10, 2015 (collectively, the LTIP). The LTIP will terminate upon the earlier of the adoption of a board resolution terminating the LTIP or ten years from its effective date. The LTIP provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance grants and other equity-based incentive awards to employees and directors who contribute significantly to our strategic and long-term performance objectives and growth. The maximum aggregate number of shares of common stock available for issuance under the LTIP is 10% of our authorized shares of common stock. No awards were made to the named executive officers or directors under the LTIP in 2014 or 2013. However, each of the independent directors – Messrs. Beard, Crain, Ford and Walker – were awarded 10,000 shares of restricted stock under the LTIP on February 10, 2015, in recognition of their services and performance and to encourage retention of their services. See “—Compensation of Directors.”

The compensation committee has the authority to administer the LTIP and may determine the type, number and size of the awards, the recipients of awards and the terms and conditions applicable to awards made under the LTIP. The compensation committee may also generally amend the terms and conditions of awards, subject to certain restrictions. Except with respect to restricted stock awards and unless otherwise determined by the compensation committee in its discretion, the recipient of an award has no rights as a stockholder until he or she receives a stock certificate or has his or her ownership entered into the books of the Company. The following is a brief summary of the types of awards available for issuance under the LTIP:

Stock Options

The compensation committee may grant non-qualified and incentive stock options under the LTIP, provided that incentive stock options shall be granted to employees only. The exercise price of stock options must be no less than the fair market value of the common stock on the date of grant and expire ten years after the date of grant. The exercise price of incentive stock options granted to holders of at least 10% of the Company’s stock must be no less than 110% of such fair market value, and incentive stock options expire five years from the date of grant.

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

Restricted Stock and Restricted Stock Units

In addition to other terms and conditions applicable to restricted stock and restricted stock unit awards, the compensation committee shall establish the restricted period applicable to such awards. The awards shall vest in one or more increments during the restricted period. Subject to the committee’s discretion, recipients of such awards shall have voting, dividend and other stockholder rights with respect to the awards from the date of grant.

Performance Grants

Performance grants shall consist of a right that is (i) denominated in cash, common stock or any other form of award issuable under the LTIP, (ii) valued in accordance with the achievement of certain performance goals applicable to performance periods as the compensation committee may establish and (iii) payable at such time and in such form as the compensation committee shall determine. The compensation committee may reduce the amount of any performance grant in its discretion if it believes a reduction is necessary based on the recipient’s performance, comparisons with compensation received by similarly-situated recipients within the industry, the Company’s financial results, or any other factors deemed relevant.

Other Share-Based Awards

Other share-based awards may consist of any other right payable in, valued by or otherwise related to common stock. The awards shall vest in one or more increments during a service period.

Compensation of Directors

Each of our independent directors receives (i) an annual cash retainer of $50,000, and (ii) $1,500 per meeting of the board of directors attended by such director ($500 in the case of telephonic participation). Our compensation committee reviews and makes recommendations to the board regarding compensation of directors, including equity-based plans. We reimburse our non-employee directors for reasonable travel expenses incurred in attending board and committee meetings. Our non-employee directors also participate in the LTIP. To date, each Messrs. Beard, Crain, Ford and Walker have been granted 10,000 shares of restricted stock of the Company under the LTIP. These shares were granted to each of the non-employee directors on February 10, 2015, and are scheduled to vest on February 9, 2016, if such director is still serving on our board at that time.

The following table discloses compensation paid for the fiscal year ended December 31, 2014 to our independent directors for serving as members of the Board.

2014 Director Compensation Table

Name	Fees Earned or Paid in Cash	Total
Anson M. Beard, Jr.	$56,500	$56,500
James C. Crain	$56,500	$56,500
Richard F. Ford	$56,500	$56,500
Greg A. Walker	$56,500	$56,500

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the amount of our common stock beneficially owned as of March 1, 2015 by: (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each member of the board of directors, (iii) each of the named executive officers, and (iv) all members of the board of directors and the executive officers, as a group. The percentage of shares beneficially owned shown in the table is based upon 21,936,844 shares of common stock outstanding as of March 1, 2015.

A person is a “beneficial owner” of a security if that person has or shares voting or investment power over the security or if he or she has the right to acquire beneficial ownership within 60 days. Unless otherwise noted, these persons, to our knowledge, have sole voting and investment power over the shares listed. The following table includes equity awards granted to our directors and executive officers on a discretionary basis. Except as otherwise noted, the principal address for the stockholders listed below is c/o Armstrong Energy, Inc., 7733 Forsyth Boulevard, Suite 1625, St. Louis, Missouri 63105.

	Shares Beneficially Owned(1)
	Number	Percent
J. Hord Armstrong, III (2)	148,201	*
Martin D. Wilson (3)	124,743	*
J. Richard Gist	10,766	*
Kenneth E. Allen	12,000	*
Anson M. Beard, Jr.	—	—
James C. Crain	—	—
Richard F. Ford	—	—
Bryan H. Lawrence	—	—
Greg A. Walker	—	—
All directors and executive officers as a group (ten persons)	306,186	1.40%
Yorktown VII Associates LLC(4)(5)	11,562,500	52.71%
Yorktown VIII Associates LLC(4)(6)	6,012,500	27.41%
Yorktown IX Associates LLC(4)(7)	2,775,000	12.65%

*	Less than 1%.
(1)	Does not reflect any fractional shares beneficially owned.
(2)	Includes 148,201 shares of common stock held of record by the John Hord Armstrong, III Trust dated June 13, 1994, for which Mr. Armstrong, as trustee, maintains sole voting and investment authority.
(3)	Includes 124,743 shares of common stock held of record by the Martin D. & Carole J. Wilson Living Trust dated September 7, 2013, for which Mr. and Mrs. Wilson, as co-trustees, share voting and investment authority.
(4)	The address of this beneficial owner is 410 Park Avenue, 19th Floor, New York, New York 10022.
(5)	These shares are held of record by Yorktown Energy Partners VII, L.P. Yorktown VII Company LP is the sole general partner of Yorktown Energy Partners VII, L.P. Yorktown VII Associates LLC is the sole general partner of Yorktown VII Company LP. As a result, Yorktown VII Associates LLC may be deemed to have the power to vote or direct the vote or to dispose or direct the disposition of the shares owned by Yorktown Energy Partners VII, L.P. Yorktown VII Company LP and Yorktown VII Associates LLC disclaim beneficial ownership of the securities owned by Yorktown Energy Partners VII, L.P. in excess of their pecuniary interests therein.
(6)	These shares are held of record by Yorktown Energy Partners VIII, L.P. Yorktown VIII Company LP is the sole general partner of Yorktown Energy Partners VIII, L.P. Yorktown VIII Associates LLC is the sole general partner of Yorktown VIII Company LP. As a result, Yorktown VIII Associates LLC may be deemed to have the power to vote or direct the vote or to dispose or direct the disposition of the shares owned by Yorktown Energy Partners VIII, L.P. Yorktown VIII Company LP and Yorktown VIII Associates LLC disclaim beneficial ownership of the securities owned by Yorktown Energy Partners VIII, L.P. in excess of their pecuniary interests therein.
(7)	These shares are held of record by Yorktown Energy Partners IX, L.P. Yorktown IX Company LP is the sole general partner of Yorktown Energy Partners IX, L.P. Yorktown IX Associates LLC is the sole general partners of Yorktown IX Company LP. As a result, Yorktown IX Associates LLC may be deemed to have the power to vote or direct the vote or to dispose or direct the disposition of the shares owned by Yorktown Energy Partners IX, L.P. Yorktown IX Company LP and Yorktown IX Associates LLC disclaim beneficial ownership of the securities owned by Yorktown Energy Partners IX, L.P. in excess of their pecuniary interests therein.

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

For further information regarding our related-party transactions, see Note 13, “Related-Party Transactions,” to our audited consolidated financial statements included in Item 8 — “Financial Statements and Supplementary Data.”

Director Independence

Although our board members are not subject to the independence standards of The NASDAQ Stock Market LLC (NASDAQ), we use NASDAQ’s independence standards for purposes of determining our directors’ independence. Applying these standards, a majority of our board members are independent. The board has determined that each of Messrs. Beard, Crain, Ford and Walker is an independent director pursuant to the requirements of NASDAQ. In addition, each of our audit and compensation committee members satisfies NASDAQ’s additional conditions for independence for audit and compensation committee members.

Item 14. Principal Accountant Fees and Services

The following table sets forth the amount of audit fees, tax fees, audit-related fees and all other fees billed or expected to be billed by Ernst & Young LLP, our independent registered public accounting firm for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Audit fees (1)	$337	$394
Tax fees (2)	111	78
Audit related fees	—	—
All other fees (3)	2	2

Total fees	$450	$474

(1)	Includes fees associated with the annual audit of our consolidated financial statements, including quarterly review procedures, and the issuance of their consent to include their audit opinion in registration statements filed with the SEC.
(2)	Includes fees associated with federal and state tax compliance and consulting services.
(3)	Includes fees for access to on-line accounting research tool.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report.

1.	Financial Statements

The consolidated financial statements of Armstrong Energy, Inc. and subsidiaries (formerly Armstrong Land Company, LLC and subsidiaries), together with the report thereon of our independent registered public accounting firm, are included on pages F-1 through F-38 of this Annual Report on Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2015.

ARMSTRONG ENERGY, INC.

By:	/s/ J. Hord Armstrong, III
J. Hord Armstrong, III
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ J. Richard Gist
J. Richard Gist
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2015.

Signature	Title

/s/ J. Hord Armstrong, III	Chairman and Chief Executive Officer
J. Hord Armstrong, III	(Principal Executive Officer)

/s/ Martin D. Wilson	President, Chief Commercial Officer and Director
Martin D. Wilson

/s/ J. Richard Gist	Senior Vice President and Chief Financial Officer
J. Richard Gist	(Principal Financial and Accounting Officer)

/s/ Anson M. Beard, Jr.	Director
Anson M. Beard, Jr.

/s/ James C. Crain	Director
James C. Crain

/s/ Richard F. Ford	Director
Richard F. Ford

/s/ Bryan H. Lawrence	Director
Bryan H. Lawrence

/s/ Greg A. Walker	Director
Greg A. Walker

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Certificate of Conversion of Armstrong Land Company, LLC to Armstrong Land Company, Inc., effective as of October 1, 2011.	S-4	333-191182	3.1	9/16/13

3.2	Certificate of Incorporation of Armstrong Land Company, Inc., effective as of October 1, 2011.	S-4	333-191182	3.2	9/16/13

3.3	Certificate of Amendment to Certificate of Incorporation of Armstrong Land Company, Inc., effective as of October 5, 2011.	S-4	333-191182	3.3	9/16/13

3.4	Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock of Armstrong Energy, Inc., effective as of March 6, 2012.	S-4	333-191182	3.4	9/16/13

3.5	Bylaws of Armstrong Energy, Inc., effective as of October 3, 2011.	S-4	333-191182	3.5	9/16/13

4.1	Registration Rights Agreement dated April 11, 2012 by and among Armstrong Energy, Inc. and J. Hord Armstrong, III, Martin D. Wilson, Yorktown Energy Partners VI, L.P., Yorktown Energy Partners VII, L.P., Yorktown Energy Partners VIII, L.P., Yorktown Energy Partners IX, L.P., LucyB Trust (February 26, 2007), Lorenzo Weisman/Danielle Weisman Joint Ownership with Right of Survivorship, James H. Brandi, Brim Family 2004 Trust, Franklin W. Hobbs IV, Hutchinson Brothers, LLC and John H. Stites, III.	S-4	333-191182	4.6	9/16/13

4.2	Indenture dated as of December 21, 2012 among Armstrong Energy Inc. and Armstrong Air, LLC, Armstrong Coal Company, Inc., Armstrong Energy Holdings, Inc., Western Diamond LLC and Western Land Company, LLC, as Guarantors, and Wells Fargo Bank, National Association, as Trustee and as Collateral Agent.	S-4	333-191182	4.7	9/16/13

4.3	First Supplemental Indenture, dated as of September 19, 2013, among Armstrong Logistics Services, LLC, Armstrong Energy, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture.	S-4	333-191182	4.8	9/23/13

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.4	Registration Rights Agreement dated December 21, 2012 among Armstrong Energy, Inc. and Armstrong Air, LLC, Armstrong Coal Company, Inc., Armstrong Energy Holdings, Inc., Western Diamond LLC and Western Land Company, LLC, as Guarantors, and Stifel, Nicolaus & Company, Incorporated, as representative of the several initial purchasers.	S-4	333-191182	4.8	9/16/13

4.5	Intercreditor Agreement dated as of December 21, 2012 by and between PNC Bank, National Association, as Agent, and Wells Fargo Bank, National Association, as Trustee, and acknowledged by Armstrong Energy, Inc., Armstrong Air LLC, Armstrong Coal Company, Inc., Armstrong Energy Holdings, Inc., Western Diamond LLC and Western Land Company LLC.	S-4	333-191182	4.9	9/16/13

4.6	Security Agreement dated as of December 21, 2012 by and among Armstrong Air, LLC, Armstrong Coal Company, Inc., Armstrong Energy, Inc., Armstrong Energy Holdings, Inc., Western Diamond LLC and Western Land Company, LLC, as Grantors, and Wells Fargo Bank, National Association, as Collateral Agent.	S-4	333-191182	4.10	9/16/13

4.7	Joinder No. 1, dated as of September 19, 2013, to the Security Agreement, dated as of December 21, 2012, by and among Each of the Parties Listed on the Signature Pages thereto and Those Additional Entities that Thereafter Become Parties thereto and Wells Fargo Bank, National Association, as Trustee and as Collateral Agent.	S-4	333-191182	4.12	9/23/13

4.8	Security Agreement dated as of December 21, 2012 by and among Armstrong Energy, Inc., Armstrong Coal Company, Inc., Armstrong Energy Holdings, Inc., Armstrong Air, LLC, Western Land Company, LLC and Western Diamond LLC, as Debtors, and PNC Bank, National Association, as Administrative Agent.	S-4	333-191182	4.11	9/16/13

4.9	Second Supplemental Indenture, dated as of July 24, 2014, among Thoroughfare Mining, LLC, Armstrong Energy, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture.	10-Q	333-191182	4.15	8/14/14

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.10	Joinder No. 2, dated as of July 24, 2014, to the Security Agreement, dated as of December 21, 2012 (as amended, restated, supplemented, or otherwise modified from time to time), by and among Each of the Parties Listed on the Signature Pages thereto and Those Additional Entities that Thereafter Become Parties thereto and Wells Fargo Bank, National Association, as Trustee and as Collateral Agent.	10-Q	333-191182	4.16	8/14/14

4.11	Third Supplemental Indenture, dated as of August 14, 2014, among Armstrong Energy, Inc. and Wells Fargo Bank, National Association, as Trustee under the Indenture.	10-Q	333-191182	4.17	8/14/14

4.12	Fourth Supplemental Indenture, dated as of January 29, 2015, among Armstrong Coal Sales, LLC, Armstrong Energy, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture.					X

4.13	Joinder No. 3, dated as of January 29, 2015, to the Security Agreement, dated as of December 21, 2012 (as amended, restated, supplemented, or otherwise modified from time to time), by and among Each of the Parties Listed on the Signature Pages thereto and Those Additional Entities that Thereafter Become Parties thereto and Wells Fargo Bank, National Association, as Trustee and as Collateral Agent.					X

10.1	Credit Agreement dated as of December 21, 2012 by and among Armstrong Energy, Inc., as Borrower, Armstrong Coal Company, Inc., Armstrong Energy Holdings, Inc., Armstrong Air, LLC, Western Land Company, LLC and Western Diamond LLC, as Guarantors, the Lenders, Stifel Bank & Trust, as Agent, and PNC Bank, National Association, as Administrative Agent.	S-4	333-191182	10.1	9/16/13

10.2	Contract for Purchase and Sale of Coal by and between Tennessee Valley Authority and Armstrong Coal Company, Inc., dated as of August 30, 2012.	S-4	333-191182	10.8	9/16/13

10.3	Tennessee Valley Coal Supply & Origination Contract Supplement No. 1, dated as of October 4, 2012.	S-4	333-191182	10.9	9/16/13

10.4	Tennessee Valley Coal Supply & Origination Contract Supplement No. 2, dated as of October 29, 2012.	S-4	333-191182	10.10	9/16/13

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.5	Tennessee Valley Coal Supply & Origination Contract Supplement No. 3, dated as of December 14, 2012.	S-4	333-191182	10.11	9/16/13

10.6	Tennessee Valley Coal Supply & Origination Contract Supplement No. 4, dated as of December 28, 2012.	S-4	333-191182	10.12	9/16/13

10.7	Tennessee Valley Coal Supply & Origination Contract Supplement No. 5, dated as of January 9, 2013.	S-4	333-191182	10.13	9/16/13

10.8	Tennessee Valley Coal Supply & Origination Contract Supplement No. 6, dated as of March 21, 2013.	S-4	333-191182	10.14	9/16/13

10.9	Tennessee Valley Coal Supply & Origination Contract Supplement No. 7, dated as of March 29, 2013.	S-4	333-191182	10.15	9/16/13

10.10	Tennessee Valley Coal Supply & Origination Contract Supplement No. 8, dated as of March 29, 2013.	S-4	333-191182	10.16	9/16/13

10.11	Tennessee Valley Coal Supply & Origination Contract Supplement No. 9, dated as of June 12, 2013.	S-4	333-191182	10.17	9/16/13

10.12	Tennessee Valley Coal Supply & Origination Contract Supplement No. 10, dated as of June 26, 2013.	S-4	333-191182	10.18	9/16/13

10.13	Contract for Purchase and Sale of Coal by and between Tennessee Valley Authority and Armstrong Coal Company, Inc., dated as of August 14, 2013.	S-4	333-191182	10.19	9/16/13

10.14	Coal Supply Agreement by and between Louisville Gas and Electric Company and Kentucky Utilities Company, as Buyer, and Armstrong Coal Company, Inc., as Seller, effective as of January 1, 2008.	S-4	333-191182	10.20	9/16/13

10.15	Amendment No. 1 to Coal Supply Agreement by and between Louisville Gas and Electric Company and Kentucky Utilities Company, as Buyer, and Armstrong Coal Company, Inc., as Seller, effective as of July 1, 2008.	S-4	333-191182	10.21	9/16/13

10.16	Letter Agreement by and between Louisville Gas and Electric Company and Kentucky Utilities Company, as Buyer, and Armstrong Coal Company, Inc., as Seller, dated December 8, 2008.	S-4	333-191182	10.22	9/16/13

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.17	Letter Agreement by and between Louisville Gas and Electric Company and Kentucky Utilities Company, as Buyer, and Armstrong Coal Company, Inc., as Seller, dated April 1, 2009.	S-4	333-191182	10.23	9/16/13

10.18	Amendment No. 2 to Coal Supply Agreement by and between Louisville Gas and Electric Company and Kentucky Utilities Company, as Buyer, and Armstrong Coal Company, Inc., as Seller, effective as of December 22, 2009.	S-4	333-191182	10.24	9/16/13

10.19	Settlement Agreement and Release by and between Louisville Gas and Electric Company and Kentucky Utilities Company and Armstrong Coal Company, Inc., dated as of December 22, 2009.	S-4	333-191182	10.25	9/16/13

10.20	Coal Supply Agreement by and between Louisville Gas and Electric Company and Kentucky Utilities Company, as Buyer, and Armstrong Coal Company, Inc., as Seller, effective as of January 1, 2012.	S-4	333-191182	10.27	9/16/13

10.21	2012 Base Quantity Amendment No. 1, dated as of January 1, 2012, by and between Louisville Gas and Electric Company and Kentucky Utilities Company, and Armstrong Coal Company, Inc.	S-4	333-191182	10.28	9/16/13

10.22	Settlement Agreement and Release by and between Louisville Gas and Electric Company/Kentucky Utilities Company and Armstrong Coal Company, Inc., dated as of August 23, 2013.	S-4	333-191182	10.29	9/16/13

10.23	Coal Supply Agreement by and between Louisville Gas and Electric Company and Kentucky Utilities Company, as Buyer, and Armstrong Coal Company, Inc., as Seller, dated January 1, 2013.	S-4	333-191182	10.30	9/16/13

10.24†	Employment Agreement by and between Armstrong Energy, Inc. and J. Richard Gist, dated as of October 1, 2011.	S-4	333-191182	10.31	9/16/13

10.25†	Employment Agreement by and between Armstrong Energy, Inc. and J. Hord Armstrong, III, dated as of October 1, 2011.	S-4	333-191182	10.32	9/16/13

10.26†	Employment Agreement by and between Armstrong Energy, Inc. and Martin D. Wilson, dated as of October 1, 2011.	S-4	333-191182	10.33	9/16/13

10.27†	Employment Agreement by and between Armstrong Coal Co. and Kenneth E. Allen, dated as of June 1, 2007.	S-4	333-191182	10.34	9/16/13

10.28†	Form of Director Indemnification Agreement.	S-4	333-191182	10.37	9/16/13

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.29†	Armstrong Energy, Inc. 2011 Long-Term Incentive Plan.	S-4	333-191182	10.38	9/16/13

10.30†	Amended and Restated Armstrong Energy, Inc. 2011 Long-Term Incentive Plan					X

10.31	Amended Overriding Royalty Agreement by and among Western Land Company, LLC, Western Diamond, LLC, Ceralvo Holdings, LLC, Armstrong Mining, Inc., Armstrong Coal Company, Inc., Armstrong Land Company, LLC and Kenneth E. Allen, dated as of December 3, 2008.	S-4	333-191182	10.39	9/16/13

10.32	Administrative Services Agreement by and between Armstrong Energy, Inc., Armstrong Resource Partners, L.P. and Elk Creek GP, LLC, effective as of January 1, 2011.	S-4	333-191182	10.41	9/16/13

10.33	Coal Mining Lease and Sublease Agreement between Armstrong Coal Company, Inc. and Ceralvo Holdings, LLC, dated February 9, 2011 (Elk Creek).	S-4	333-191182	10.42	9/16/13

10.34	Coal Mining Lease between Alcoa Fuels, Inc. and Armstrong Coal Company, Inc., dated as of October 27, 2010.	S-4	333-191182	10.46	9/16/13

10.35	Asset Purchase Agreement, dated as of December 29, 2011, by and between Cyprus Creek Land Resources, LLC and Armstrong Coal Company, Inc.	S-4	333-191182	10.47	9/16/13

10.36	Contract to Sell and Lease Real Estate between Midwest Coal Reserves of Kentucky, LLC and Armstrong Coal Company, Inc. dated December 25, 2011.	S-4	333-191182	10.49	9/16/13

10.37	Share Exchange Agreement dated as of December 12, 2012 by and between Armstrong Energy, Inc. and Yorktown Energy Partners IX, L.P.	S-4	333-191182	10.52	9/16/13

10.38	Guarantor Joinder and Assumption Agreement made as of September 19, 2013 by Armstrong Logistics Services, LLC.	S-4	333-191182	4.14	9/23/13

10.39	First Amended and Restated Royalty Deferment and Option Agreement by and between Armstrong Coal Company, Inc., Thoroughfare Mining, LLC, Western Diamond LLC, Western Land Company, LLC and Thoroughbred Resources, L.P., Western Mineral Development, LLC, and Ceralvo Holdings, LLC, effective August 14, 2014.	10-Q	333-191182	10.54	8/14/14

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.40	First Amendment to Credit Agreement dated as of August 14, 2014 by and among Armstrong Energy, Inc., as Borrower, Armstrong Coal Company, Inc., Armstrong Energy Holdings, Inc., Armstrong Air, LLC, Western Land Company, LLC, Western Diamond LLC, Armstrong Logistics Services, LLC, and Thoroughfare Mining, LLC, as Guarantors, the Lenders, Stifil Bank & Trust, as Syndication Agent, PNC Bank, National Association, as Administrative Agent, and US Bank, National Association.	10-Q	333-191182	10.55	8/14/14

10.41	Guarantor Joinder and Assumption Agreement made as of July 24, 2014 by Thoroughfare Mining, LLC.	10-Q	333-191182	10.56	8/14/14

10.42	Guarantor Joinder and Assumption Agreement made as of January 29, 2015 by Armstrong Coal Sales, LLC.					X

21.1	List of Subsidiaries.					X

23.1	Consent of Weir International, Inc.					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

95.1	Federal Mine Safety and Health Act Information.					X

99.1	Audit Committee Charter.	S-4	333-191182	99.1	9/16/13

99.2	Compensation Committee Charter.	S-4	333-191182	99.2	9/16/13

99.3	Nominating, Corporate Governance and Risk Management Committee Charter.	S-4	333-191182	99.3	9/16/13

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Scheme Document					X

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Indicates a management contract or compensatory plan or arrangement.
#	This certification is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Armstrong Energy, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Armstrong Energy, Inc. and Subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

St. Louis, Missouri

March 26, 2015

Armstrong Energy, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$59,518	$51,632
Accounts receivable	21,799	24,654
Inventories	10,552	12,683
Prepaid and other assets	2,962	3,669
Deferred income taxes	735	605

Total current assets	95,566	93,243
Property, plant, equipment, and mine development, net	408,740	424,365
Investments	3,372	3,224
Intangible assets, net	134	144
Other non-current assets	24,635	22,577

Total assets	$532,447	$543,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,593	$27,972
Accrued and other liabilities	17,117	16,234
Current portion of capital lease obligations	2,426	2,497
Current maturities of long-term debt	4,929	4,498

Total current liabilities	52,065	51,201
Long-term debt, less current maturities	198,960	198,186
Long-term obligation to related party	110,713	106,283
Related-party payables, net	18,172	7,780
Asset retirement obligations	17,379	17,230
Long-term portion of capital lease obligations	1,358	2,222
Deferred income taxes	735	605
Other non-current liabilities	8,208	3,103

Total liabilities	407,590	386,610
Stockholders’ equity:
Common stock, $0.01 par value, 70,000,000 shares authorized, 21,936,844 shares and 21,933,710 shares issued and outstanding as of December 31, 2014 and 2013, respectively	219	219
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2014 and 2013, respectively	—	—
Additional paid-in-capital	238,549	238,799
Accumulated deficit	(110,193)	(81,361)
Accumulated other comprehensive loss	(3,741)	(737)

Armstrong Energy, Inc.’s equity	124,834	156,920
Non-controlling interest	23	23

Total stockholders’ equity	124,857	156,943

Total liabilities and stockholders’ equity	$532,447	$543,553

See accompanying notes to consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Revenue	$441,833	$415,282	$382,109
Costs and expenses:
Cost of coal sales, exclusive of items shown separately below	362,268	335,699	311,289
Production royalty to related party	8,269	7,811	5,695
Depreciation, depletion, and amortization	46,037	38,219	33,066
Asset retirement obligation expenses	2,125	2,472	3,977
General and administrative expenses	19,590	21,169	21,434

Operating income	3,544	9,912	6,648
Other income (expense):
Interest expense, net	(33,134)	(35,563)	(19,200)
Other, net	758	579	(1,534)
Loss on extinguishment of debt	—	—	(3,953)

Loss before income taxes	(28,832)	(25,072)	(18,039)
Income taxes	—	—	—

Net loss	(28,832)	(25,072)	(18,039)
Less: income attributable to non-controlling interest	—	—	—

Net loss attributable to common stockholders	$(28,832)	$(25,072)	$(18,039)

See accompanying notes to consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(28,832)	$(25,072)	$(18,039)
Postretirement benefit plan and other employee benefit obligations	(3,004)	(737)	—
Less: reclassification adjustments for loss on derivatives included in net loss, net of tax of zero	—	—	(1,862)

Other comprehensive (loss) income	(3,004)	(737)	1,862

Comprehensive loss	(31,836)	(25,809)	(16,177)
Less: comprehensive income (loss) attributable to non-controlling interests	—	—	—

Comprehensive loss attributable to common stockholders	$(31,836)	$(25,809)	$(16,177)

See accompanying notes to consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2011	19,096	$191	—	$—	$208,044	$(38,250)	$(1,862)	$15	$168,138
Net loss	—	—	—	—	—	(18,039)	—	—	(18,039)
Change in fair value of cash flow hedge	—	—	—	—	—	—	1,862	—	1,862
Stock-based compensation	—	—	—	—	697	—	—	—	697
Issuance of Series A convertible preferred stock	—	—	300	30,000	—	—	—	—	30,000
Conversion of Series A convertible preferred stock	2,775	28	(300)	(30,000)	29,972	—	—	—	—
Non-controlling interest contributions	—	—	—	—	—	—	—	4	4

Balance at December 31, 2012	21,871	219	—	—	238,713	(56,289)	—	19	182,662
Net loss	—	—	—	—	—	(25,072)	—	—	(25,072)
Stock-based compensation	—	—	—	—	418	—	—	—	418
Postretirement benefit plan	—	—	—	—	—	—	(737)	—	(737)
Repurchase of employee stock relinquished for tax withholdings	(27)	(1)	—	—	(331)	—	—	—	(332)
Non-controlling interest contributions	—	—	—	—	—	—	—	4	4
Shares issued under employee plan	90	1	—	—	(1)	—	—	—	—

Balance at December 31, 2013	21,934	219	—	—	238,799	(81,361)	(737)	23	156,943
Net loss	—	—	—	—	—	(28,832)	—	—	(28,832)
Stock-based compensation	—	—	—	—	(74)	—	—	—	(74)
Postretirement benefit plan and other employee benefit obligations	—	—	—	—	—	—	(3,004)	—	(3,004)
Repurchase of employee stock relinquished for tax withholdings	(15)	—	—	—	(176)	—	—	—	(176)
Non-controlling interest contributions	—	—	—	—	—	—	—	—	—
Shares issued under employee plan	18	—	—	—	—	—	—	—	—

Balance at December 31, 2014	21,937	$219	—	$—	$238,549	$(110,193)	$(3,741)	$23	$124,857

See accompanying notes to consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities
Net loss	$(28,832)	$(25,072)	$(18,039)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash stock compensation (income) expense	(74)	418	697
Depreciation, depletion, and amortization	46,037	38,219	33,066
Amortization of debt issuance costs	1,197	1,153	1,208
Amortization of original issue discount	752	665	18
Asset retirement obligations	2,125	2,472	3,977
Gain on settlement of asset retirement obligations	(26)	(205)	(234)
Income from equity affiliate	(150)	(31)	(15)
Loss (gain) on sale of property, plant, and equipment	80	(16)	(38)
Loss on extinguishment of debt	—	—	3,953
Non-cash activity with related party, net	14,822	10,789	6,527
Non-cash interest on long-term obligations	(4)	288	215
Change in working capital accounts:
Decrease (increase) in accounts receivable	2,855	(516)	(1,632)
Decrease (increase) in inventories	2,130	(3,221)	1,948
Decrease (increase) in prepaid and other assets	707	53	(190)
(Increase) decrease in other non-current assets	(2,753)	3,048	8,001
Increase (decrease) in accounts payable and accrued and other liabilities	187	3,252	(8,379)
Increase (decrease) in other non-current liabilities	2,092	1,648	(314)

Net cash provided by operating activities	41,145	32,944	30,769
Cash Flows from Investing Activities
Investment in property, plant, equipment, and mine development	(24,442)	(32,836)	(46,464)
Investment in affiliates	—	—	(130)
Issuance of note receivable – related party	—	(17,500)	—
Payment of note receivable – related party	—	17,500	—
Proceeds from sale of fixed assets	5	255	70

Net cash used in investing activities	(24,437)	(32,581)	(46,524)
Cash Flows from Financing Activities
Payment on capital lease obligations	(2,690)	(4,547)	(4,338)
Payments of long-term debt	(5,942)	(3,959)	(169,872)
Proceeds from long-term debt	—	—	211,634
Proceeds from sale-leaseback	986	—	—
Payment of financing costs and fees	(1,000)	(29)	(11,117)
Proceeds from the issuance of Series A convertible preferred stock	—	—	30,000
Repurchase of employee stock relinquished for tax withholdings	(176)	(332)	—
Contributions of non-controlling interest	—	4	—

Net cash (used in) provided by financing activities	(8,822)	(8,863)	56,307

Net increase (decrease) in cash and cash equivalents	7,886	(8,500)	40,552
Cash and cash equivalents, at beginning of year	51,632	60,132	19,580

Cash and cash equivalents, at end of year	$59,518	$51,632	$60,132

Supplemental cash flow information:
Cash paid for interest	$24,115	$24,045	$7,404
Non-cash transactions:
Assets acquired with long-term debt	5,410	2,082	2,407
Non-cash portion of land and reserve sale/financing with related party	8,202	4,886	5,700
Assets acquired by capital lease	2,256	—	—

See accompanying notes to consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1. DESCRIPTION OF BUSINESS AND ENTITY STRUCTURE

Armstrong Energy, Inc. and its subsidiaries and controlled entities (collectively, AE or the Company) commenced business on September 19, 2006 (inception), for the purpose of owning and operating coal reserves (also referred to as mineral rights) and production assets. As of December 31, 2014, all subsidiaries are majority owned. The Company is a diversified producer of low chlorine, high sulfur thermal coal from the Illinois Basin, operating both surface and underground mines. AE, which is headquartered in St. Louis, Missouri, markets its coal primarily to electric utility companies as fuel for their steam-powered generators. As of December 31, 2014, the Company had approximately 980 employees, none of whom are under a collective bargain arrangement.

The Company’s wholly-owned subsidiary, Elk Creek GP, LLC (ECGP), is the sole general partner of and has an approximate 0.2% ownership in Thoroughbred Resources, L.P. (Thoroughbred) (formerly Armstrong Resource Partners, L.P., see Note 13). The various limited partners of Thoroughbred are related parties, as the entity is majority owned by investment funds managed by Yorktown Partners LLC (Yorktown), which has a majority ownership in the Company. The Company does not consolidate the financial results of Thoroughbred and accounts for its ownership in Thoroughbred under the equity method.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Factors Affecting Comparability

Beginning in 2014, “Selling and other related expenses” in the consolidated statements of operations were reclassified to “Cost of coal sales.” “Selling and other related expenses” primarily includes production and severance taxes and royalties, which were incurred as a percentage of coal sales or based on coal volumes. Prior periods have been reclassified to conform to the current presentation, with no impact to the Company’s reported net loss. This reclassification increased cost of coal sales as follows:

	Year Ended December 31,
	2014	2013	2012
Cost of coal sales	$328,540	$302,966	$282,569
Selling and other related expenses	33,728	32,733	28,720

Cost of coal sales (as currently reported)	$362,268	$335,699	$311,289

Principles of Consolidation

The consolidated financial statements include the accounts of AE and its wholly and majority-owned subsidiaries. All significant intercompany balances and transactions were eliminated.

Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented

In August 2014, the Financial Accounting Standards Board (FASB) issued guidance on management’s responsibility in evaluating, at each annual and interim reporting period, whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early adoption permitted.

In May 2014, the FASB issued a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard requires revenue to be recognized when promised goods or services are transferred to a customer in an amount that reflects the consideration expected in exchange for those goods or services. The new standard is effective for the Company on January 1, 2017. The standard permits the use of either the full retrospective or modified retrospective transition method and early adoption is not permitted. The Company is currently evaluating the impact of this new pronouncement on its financial statements.

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

Other Income (Expense), net

Other income includes farm income, timber income, and other income from the lease of surface property. For the year ended December 31, 2012, other, net also includes charges of $1,409 for a loss on the settlement of the interest rate swap (see Note 14) and $1,130 for a loss on the deferment of an equity offering. The Company had deferred costs related to amounts incurred on a proposed equity offering. As the offering was delayed for an extended period of time, a charge was recognized in the fourth quarter of 2012 to write-off all deferred amounts associated with the equity offering.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates fair value. The Company considers all cash and temporary investments having an original maturity of less than three months to be cash equivalents.

Accounts and Other Receivables

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company evaluates the need for an allowance for doubtful accounts based on anticipated recovery and industry data. As of December 31, 2014 and 2013, the Company had not established an allowance for uncollectible amounts.

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

Property, Plant, Equipment, and Mine Development

Property, plant, equipment, and mine development are recorded at cost. Interest costs applicable to major asset additions are capitalized during the construction period. Capitalized interest in 2014, 2013, and 2012 was $973, $1,641, and $1,179, respectively.

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

Costs to acquire or construct significant new assets are capitalized and amortized using the units-of-production method over the estimated recoverable reserves that are associated with the property being benefited, when placed into service, as a part of the new asset being constructed. These costs include but are not limited to legal fees, permit and license costs, materials cost, associated labor costs, mine design, construction of access roads, shafts, slopes and main entries, and removing overburden to access reserves in a new pit. Where multiple assets are acquired for one purchase price, the cost of the purchase is allocated among the individual assets in proportion to their market value, with assistance from a third party specializing in the valuation of the purchased assets.

Mineral rights are recorded at cost as property, plant, equipment, and mine development. Amortization of mineral rights and mine development is provided by the units-of-production method over estimated total recoverable proven and probable reserves.

Costs related to locating coal deposits and evaluating the economic viability of such deposits are expensed as incurred. The Company did not incur a significant amount of these costs in 2014, 2013, or 2012. Start-up costs are expensed as incurred. Certain costs incurred to develop coal mines or to expand the capacity of an existing mine are capitalized and amortized using the units-of-production method.

Other Non-Current Assets

Other non-current assets include advance royalties and amounts held by third parties to guarantee performance on the delivery of coal, reclamation bonds, and other performance guarantees. The amounts pledged are restricted for the term of the bonds and cannot be withdrawn without the consent of the bonding companies.

Rights to leased coal and the related surface land can be acquired through royalty payments. Where royalty payments represent prepayments recoupable against future production, they are recorded as a prepaid asset, and amounts expected to be recouped within one year are classified as a current asset. As mining occurs on these leases, the prepayment is charged to cost of coal sales. See Note 16 for further details of royalty agreements.

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

Long-Lived Assets

If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed for recoverability. If this review indicates the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value through an impairment loss. No impairment losses were recognized during the years ended December 31, 2014, 2013, or 2012.

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

Derivatives

Derivative instruments are accounted for in accordance with the applicable FASB guidance on accounting for derivative instruments and hedging activity. This guidance provides comprehensive and consistent standards for the recognition and measurement of derivative and hedging activities. It also requires that derivatives be recorded on the consolidated balance sheet at fair value and establishes criteria for hedges of changes in fair values of assets, liabilities, or firm commitments; hedges of variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. The Company did not have any outstanding derivative instruments as of December 31, 2014 and 2013.

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

The calculations of the Company’s tax liabilities involve dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed in Accounting Standards Codification (ASC) 740, Income Taxes. The first step is to evaluate the tax position for recognition by determining whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. The Company re-evaluates these uncertain tax positions annually. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, or new audit activity. Such a change in recognition or measurement results in the recognition of a tax benefit or an additional charge to the tax provision.

Long-Term Obligation to Related Party

The Company has entered into certain transactions with its affiliate, Thoroughbred, whereby it has sold an undivided interest in certain of its land and mineral reserves and subsequently entered into a lease agreement to mine the acquired mineral reserves in exchange for a production royalty. Due to its continuing involvement in the land and mineral reserves transferred, these transactions have been accounted for as financing arrangements and a long-term obligation has been established that is being amortized at an annual rate of 7% of the estimated gross revenue generated from the sale of the coal originating from the leased mineral reserves. The effective interest rate of the obligation is based on various estimates in future pricing and production quantities within the Company’s mine plans and is adjusted prospectively as significant changes in its mine plans occur. See Note 13 for further discussion of transactions with Thoroughbred.

Benefit Plans

Effective January 1, 2013, the Company began providing certain health care benefits, including the reimbursement of a portion of out-of-pocket costs associated with insurance coverage, to qualifying salaried and hourly retirees and their dependents. The cost of providing these benefits is determined on an actuarial basis and accrued over the employee’s period of active service.

The Company recognizes the underfunded status of this plan, as determined on an actuarial basis, on the balance sheet and the changes in the funded status are recognized in other comprehensive (loss) income. Actuarial gains and losses are amortized using the corridor approach over the average future service period of current active plan participants expected to receive benefits. See Note 20 for additional disclosures relating to these obligations.

Workers’ Compensation and Black Lung Benefits

Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each coal mine operator must pay federal black lung benefits to claimants who are current and former employees and also make payments to a trust fund for the payment of benefits and medical expenses to eligible claimants who last worked in the coal industry prior to January 1, 1970. The trust fund is funded by an excise tax on production. For the years ended December 31, 2014, 2013, and 2012, the Company recorded $7,341, $7,277, and $6,411, respectively, of expense related to this excise tax. The Company has no liability associated with current claims under state statutes or the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay black lung benefits to eligible employees, former employees and their dependents, as any obligations are either secured by insurance or paid from the federal trust fund established for that purpose. The Company has recognized a liability for potential future claims by current employees based on the service cost method estimated by an independent actuary. The liability incorporates assumptions regarding medical costs, allocated loss adjustment expense, claim development patterns, and interest rates. For the year ended December 31, 2014, the Company recorded expense associated with future black lung claims of $1,127 and had a related liability of $3,925, which is included as a component of other long-term liabilities in the consolidated balance sheet.

With regard to workers’ compensation, the Company provides benefits to its employees by being insured through an insurance carrier. Premium expense for workers’ compensation benefits is recognized in the period in which the related insurance coverage is provided.

Investment Credits

For establishing operations in Ohio County, Kentucky, the Company qualified for investment credits totaling $16,000 recoverable from the State of Kentucky to be applied against certain state income and employee payroll taxes paid. Investment credits, which expire in 2021, are accounted for using the deferral method. During the years ended December 31, 2014 and 2013, the Company recognized $2,359 and $2,174, respectively, in investment credits, which were applied against certain employee payroll taxes in the statement of operations. As of December 31, 2014 and 2013, the Company had $5,984 and $9,386, respectively, in investment credit carryforwards available.

Equity Awards

The Company accounts for share-based compensation at the grant date fair value of awards and recognizes the related expense over the vesting period of the award.

3. PROPERTY TRANSACTIONS

In October 2013, the Company entered into a lease agreement for approximately 34 million tons of recoverable coal reserves located in Muhlenberg County, Kentucky, in exchange for a production royalty. The initial term of the lease is 20 years, with an additional term of ten years, provided mining of the reserve commenced within the first ten years of the agreement. An additional 26 million tons of contiguous recoverable coal reserves were leased in January 2014 in exchange for a production royalty. The initial term of the lease is 20 years, with an option to extend the lease for up to an additional 13 years. Mining of these reserves is expected to begin in the first half of 2015.

In February 2014, the Company entered into a lease agreement with Thoroughbred for approximately 198 million tons of recoverable coal reserves in Muhlenberg and McLean Counties of Kentucky (see Note 13).

4. INVENTORIES

Inventories consist of the following amounts as of December 31, 2014 and 2013:

	2014	2013
Materials and supplies	$10,378	$9,941
Coal—raw and saleable	174	2,742

Total	$10,552	$12,683

5. PROPERTY, PLANT, EQUIPMENT, AND MINE DEVELOPMENT

Property, plant, equipment, and mine development consist of the following as of December 31, 2014 and 2013:

	2014	2013
Land	$41,892	$39,546
Mineral rights	150,667	150,667
Machinery and equipment	194,958	189,681
Buildings and facilities	83,561	83,354
Office equipment, software and other	20,878	20,229
Mine development costs	64,453	63,920
ARO assets	11,336	12,511
Construction-in-progress	20,676	6,581

	588,421	566,489
Less: accumulated depreciation, depletion, and amortization	179,681	142,124

Total	$408,740	$424,365

Depreciation expense, including amounts from capitalized leases, for the years ended December 31, 2014, 2013, and 2012, was $28,948, $26,426, and $22,936, respectively. For the years ended December 31, 2014, 2013, and 2012, depletion expense related to mineral rights amounted to $7,139, $7,290, and $7,133, respectively; amortization expense related to mine development costs amounted to $9,940, $4,075, and $2,265, respectively; and depreciation expense related to the ARO assets amounted to $446, $596, and $2,304, respectively.

The Company has pledged substantially all buildings and equipment as security under the 11.75% Senior Secured notes due 2019 (the Notes) and asset based revolving credit facility entered into in December 2012 (2012 Credit Facility) (see Note 12), as well as under certain capital lease obligations.

The Company had outstanding construction commitments as of December 31, 2014, of approximately $4,152. All construction commitments are expected to be completed within the next fiscal year.

6. CLOSURE OF LEWIS CREEK UNDERGROUND MINE

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

As a result of this change in mine plan, the Company is accelerating the depreciation of the remaining net book value of the capitalized costs associated with the development of the mine due to the diminished useful life of the asset. The asset, which has a net book value of $6,318 at December 31, 2014, will continue to be depreciated using the units of production method over the remaining estimated recoverable reserves. Upon completion of mining the remaining section, which, based on current estimates, is expected to occur in the first quarter of 2015, the existing portal to the Lewis Creek underground mine will be abandoned and all of the equipment will be relocated to the Company’s other mining operations.

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

Intangible assets consist of the following as of December 31, 2014 and 2013:

	2014	2013
Mine plans and other intangibles acquired	$440	$440
Non-compete agreement	3,354	3,354

	3,794	3,794
Less: accumulated amortization	3,660	3,650

Total	$134	$144

Amortization expense related to intangible assets amounted to $10, $428, and $732 for the years ended December 31, 2014, 2013, and 2012, respectively. The weighted average remaining period over which intangible assets are being amortized is 5.0 years. The estimated future amortization expense is as follows:

(In thousands)
2015	$27
2016	27
2017	27
2018	27
2019	26
2020 and thereafter	—

Total	$134

8. OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following as of December 31, 2014 and 2013:

	2014	2013
Escrows and deposits	$4,649	$5,598
Restricted surety and cash bonds	6,379	4,509
Advanced royalties	4,842	3,509
Deferred financing costs, net	8,765	8,961

Total	$24,635	$22,577

9. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of the following amounts as of December 31, 2014 and 2013:

	2014	2013
Payroll and related benefits	$7,661	$8,089
Taxes other than income taxes	4,588	3,879
Interest	991	995
Asset retirement obligations	342	40
Royalties	691	1,491
Other	2,844	1,740

Total	$17,117	$16,234

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	December 31, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
2019 Notes(1)	$206,000	$194,570	$199,000	$193,817
Long-term obligation to related party	115,731	110,713	109,930	106,283

Total	$321,731	$305,283	$308,930	$300,100

(1)	The carrying value of the Notes is net of the unamortized original issue discount as of December 31, 2014 and 2013.

The fair value of the Notes is based on quoted market prices, while the fair value of the long-term obligation to related party was based on estimated cash flows discounted to their present value.

11. RISKS AND CONCENTRATIONS

Geographical Concentration

The Company’s operations are concentrated in western Kentucky, and a disruption within that geographic region could adversely affect the Company’s performance.

Customer Concentration

The Company has multi-year coal supply agreements with multiple customers. The top two customers accounted for approximately 35% and 33%, respectively, of net sales for the year ended December 31, 2014. The Company seeks to mitigate credit risk by monitoring creditworthiness of these customers and adjusting credit amounts provided accordingly. Significant interruption to these customer facilities covered under force majeure provisions of their contracts could adversely affect the Company’s results.

12. LONG-TERM DEBT

The Company’s total indebtedness as of December 31, 2014 and 2013 consisted of the following:

Type	2014	2013
11.75% Senior Secured Notes due 2019	$194,570	$193,817
Other	9,319	8,867

	203,889	202,684
Less: current maturities	4,929	4,498

Total long-term debt	$198,960	$198,186

Senior Secured Notes due 2019

On December 21, 2012, the Company completed a $200,000 offering of 11.75% Notes. The Notes were issued at an original issue discount (OID) of 96.567%. The OID was recorded on the Company’s balance sheet as a component of long-term debt, and is being amortized to interest expense over the life of the notes. As of December 31, 2014 and 2013, the unamortized OID was $5,430 and $6,183, respectively. The Company incurred $8,358 of deferred financing fees related to the Notes, which have been capitalized and are being amortized over the life of the Notes.

Interest on the Notes is due semiannually on June 15 and December 15 of each year, with the first payment made on June 15, 2013. The Company may redeem all or part of the Notes at any time prior to December 15, 2016, at a redemption price of 100% of the notes redeemed plus a “make-whole” premium and accrued and unpaid interest to the applicable redemption date. The Company may redeem the Notes, in whole or in part, at any time during the 12 months commencing on December 15, 2016 at 105.875% of the principal amount redeemed, at any time during the 12 months commencing December 15, 2017 at 102.938% of the principal amount redeemed, and at any time after December 15, 2018 at 100.000% of the principal amount redeemed, in each case plus accrued and unpaid interest to the applicable redemption date. In addition, at any time prior to December 15, 2015, the Company may redeem Notes with the net cash proceeds received from one or more Equity Offerings (as defined in the indenture governing the Notes) at a redemption price equal to 111.75% of the principal amount redeemed plus accrued and unpaid interest to the applicable redemption date, in an aggregate principal amount for all such redemptions not to exceed 35% of the original aggregate principal amount of the Notes.

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

The indenture governing the Notes contains restrictive covenants which, among other things, limit the ability (subject to exceptions) of the Company and its restricted subsidiaries (as defined) to: (i) incur additional indebtedness or issue preferred equity; (ii) pay dividends or distributions on or purchase the Company’s stock or the Company’s restricted subsidiaries’ stock; (iii) make certain investments; (iv) use assets as security in other transactions; (v) create guarantees of indebtedness by restricted subsidiaries; (vi) enter into agreements that restrict dividends, distributions, or other payment by restricted subsidiaries; (vii) sell certain assets or merge with or into other companies; and (viii) enter into transactions with affiliates.

The Company and the guarantor subsidiaries entered into a registration rights agreement (the Registration Rights Agreement) in connection with the issuance and sale of the Notes. Pursuant to the Registration Rights Agreement, the Company and the guarantor subsidiaries agreed to file a registration statement with the Securities and Exchange Commission (SEC) to register an exchange offer pursuant to which the Company will offer to exchange a like aggregate principal amount of senior notes identical in all material respects to the Notes, except for terms relating to transfer restrictions, for any or all of the outstanding Notes. The exchange offer was completed in November 2013.

2012 Credit Facility

Concurrently with the closing of the Notes offering on December 21, 2012, the Company entered into a new asset-based revolving credit facility, the 2012 Credit Facility. The 2012 Credit Facility provides for a five-year $50,000 revolving credit facility that will expire on December 21, 2017. Borrowings under the 2012 Credit Facility may not exceed a borrowing base, as defined within the agreement. In addition, the 2012 Credit Facility includes a $10,000 letter of credit sub-facility and a $5,000 swingline loan sub-facility. As of December 31, 2014 and 2013, there were no borrowings outstanding under the 2012 Credit Facility and the Company had $15,920 and $19,258, respectively, available for borrowing under the facility. The Company incurred $1,198 of deferred financing fees related to the 2012 Credit Facility that have been capitalized and are being amortized to interest expense over the life of the facility.

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

Maturities of Long-Term Debt

The aggregate amounts of long-term debt maturities subsequent to December 31, 2014 were as follows:

2015	$4,929
2016	2,985
2017	1,375
2018	—
2019	200,000
2020 and thereafter	30

Total	$209,319

13. RELATED-PARTY TRANSACTIONS

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

As of December 31, 2014, the Company’s total ownership interest in Thoroughbred equaled 1.1%. Income from the equity interest in Thoroughbred for the year’s ended December 31, 2014, 2013, and 2012 totaled $150, $31, and $15, respectively.

Sale of Coal Reserves

The Company has executed the sale of an undivided interest in certain land and mineral reserves to Thoroughbred, through a series of transactions beginning in February 2011. Subsequently, the Company entered into lease agreements with Thoroughbred pursuant to which Thoroughbred granted the Company leases to its undivided interests in the mining properties acquired and licenses to mine and sell coal from those properties in exchange for a production royalty. Due to the Company’s continuing involvement in the land and mineral reserves transferred, these transactions have been accounted for as financing arrangements. A long-term obligation has been established that is being amortized over the anticipated life of the mineral reserves, at an annual rate of 7% of the estimated gross revenue generated from the sale of the coal originating from the leased mineral reserves. In addition, effective February 2011, the Company and Thoroughbred entered into a Royalty Deferment and Option Agreement, whereby the Company has been granted an option to defer payment of any royalties earned by Thoroughbred on coal mined from these properties. Compensation for the aforementioned transactions has consisted of a combination of cash payments and the forgiveness of amounts owed by the Company, which primarily consisted of deferred royalties.

On April 1, 2013, the Company sold an additional 2.59% undivided interest in certain land and mineral reserves to Thoroughbred. The percentage interest in the land and mineral reserves sold was based on a fair value determined by a third-party specialist. In exchange for the undivided interest in the land and mineral reserves, Thoroughbred forgave amounts owed by the Company totaling $4,886. This transaction increased Thoroughbred’s undivided interest in certain of the Company’s land and mineral reserves in Muhlenberg and Ohio Counties to 53.4%. In addition, the transferred mineral reserves were leased back to the Company on terms similar to those applicable to the previous transfers. As the Company has a continuing involvement in the reserves, the transaction was accounted for as a financing arrangement and an additional long-term obligation to Thoroughbred of $4,886 was recognized in the second quarter of 2013. As a result of the additional asset transfer in April 2013, the effective interest rate on the long-term obligation to related party was adjusted to 10.65%. Based on changes made to the mine plan as of December 31, 2013, the effective interest rate of the obligation was reduced to 7.0% beginning January 1, 2014.

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

On that same date, the Company sold an additional 3.85% undivided interest in certain leased and owned land and mineral reserves to Thoroughbred in exchange for Thoroughbred forgiving amounts owed by the Company of $8,202, which consisted primarily of deferred production royalties. The newly acquired interests in the mineral reserves were leased and/or subleased by Thoroughbred to the Company in exchange for a production royalty. Similar to previous reserve transfers, this transaction was accounted for as a financing arrangement and an additional long-term obligation to Thoroughbred of $8,202 was recognized in the fourth quarter of 2014.

The percentage interests in the land and mineral reserves transferred in each of the transactions occurring on October 1, 2014 were based on fair values determined by a third-party specialist. At the conclusion of these transactions, Thoroughbred’s undivided interest in certain of the Company’s leased and owned land and mineral reserves in Muhlenberg and Ohio counties was 49.28%.

As of December 31, 2014 and 2013, the outstanding long-term obligation to related party totaled $110,713 and $106,283, respectively. Interest expense recognized for the years ended December 31, 2014, 2013, and 2012 associated with the long-term obligation to related party was $7,993, $11,029, and $9,257, respectively. Based on the current mine plan, the effective interest rate of the obligation was adjusted to 9.3% as of December 31, 2014.

Based on the current mine plan and estimated selling prices of the coal, estimated payments under the obligation are as follows:

Year ending December 31:
2015	$9,633
2016	10,194
2017	9,139
2018	6,706
2019	6,215
2020 and thereafter	342,069

Total payments	$383,956

Lease of Coal Reserves

In February 2011, Thoroughbred entered into a lease and sublease agreement with the Company relating to its Elk Creek reserves and granted the Company a license to mine coal on those properties. The terms of this agreement mirror those of the lease agreements associated with the jointly owned reserves between the Company and Thoroughbred. Total production royalties owed from mining of the Elk Creek reserves, where the Company’s Kronos underground mine resides, for the years ended December 31, 2014, 2013, and 2012 totaled $8,269, $7,811, and $5,695, respectively.

Short-term Note Receivable

On June 28, 2013, Thoroughbred acquired approximately 175 million tons of fee-owned coal reserves and approximately 23 million tons of leased coal reserves from a third party. The acquired coal reserves are located in Muhlenberg and McLean Counties of Kentucky, contiguous to the Company’s reserves. In February 2014, the Company entered into a lease of these reserves from Thoroughbred in exchange for a production royalty. The initial term of the lease is ten years, with an automatic extension of up to ten years.

In connection with Thoroughbred’s acquisition of these coal reserves, the Company loaned Thoroughbred $17,500, which was repaid in July 2013. The proceeds of the loan, which was evidenced by a promissory note, were used by Thoroughbred to make a portion of the down payment for the purchase of the coal reserves.

Administrative Services Agreements

Effective as of January 1, 2011, the Company entered into an Administrative Services Agreement with Thoroughbred and its general partner, ECGP, pursuant to which the Company agreed to provide Thoroughbred with general administrative and management services, including, but not limited to, human resources, information technology, financial and accounting services and legal services. The administrative service fee, which is adjusted annually, is approved by the conflicts committee of the board of directors. As consideration for the use of the Company’s employees and services, and for certain shared fixed costs, Thoroughbred paid the Company $1,015, $775, and $750 for the years ended December 31, 2014, 2013, and 2012, respectively. Prior to the Merger, the Company had separate administrative services agreements with Thoroughbred Resources, LLC and RAM. For the years ended December 31, 2013 and 2012, the Company was paid $172 and $138, respectively, for the associated services rendered to Thoroughbred Resources, LLC and RAM.

Credit Support Fee

Thoroughbred was a co-borrower under the Company’s former 2011 Credit Facility—Term Loan and guarantor on both the 2011 Credit Facility—Revolving Credit Facility and the 2011 Credit Facility—Term Loan, and substantially all of its assets were pledged as collateral. Thoroughbred received, as compensation for these restrictions, a fee of 1% of the weighted-average outstanding balance under the 2011 Credit Facility, which totaled $1,183 for the year ended December 31, 2012. This arrangement ended in December 2012 upon the termination of the 2011 Credit Facility (see Note 12).

Other

The Company rents office space from a former key executive employee of the Company. Expenses of $56, $56, and $61 were paid during the years ended December 31, 2014, 2013, and 2012, respectively.

In 2006 and 2007, the Company entered into overriding royalty agreements with a current and a former executive employee to compensate them $0.05/ton of coal mined and sold from properties owned by certain subsidiaries of the Company. The agreements remain in effect for the later of 20 years from the date of the agreement or until all salable coal has been extracted. Both royalty agreements transfer with the property regardless of ownership or lease status. The royalties are payable the month following the sale of coal mined from the specified properties. The Company accounts for these royalty arrangements as expense in the period in which the coal is sold. Expense recorded in the years ended December 31, 2014, 2013, and 2012, was $817, $811, and $748, respectively.

14. DERIVATIVES

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

The Company utilizes the best available information in measuring fair value. The interest rate swap was historically valued based on quoted data from the counterparty, corroborated with indirectly observable market data, which, combined, were deemed to be a Level 2 input in the fair value hierarchy. No ineffectiveness was recorded in the consolidated statement of operations during the year ended December 31, 2012. In addition, during the year ended December 31, 2012, $811 was reclassified from accumulated other comprehensive income (loss) to interest expense related to the effective portion of the interest rate swap.

15. LEASE OBLIGATIONS

The Company leases equipment and facilities directly under various non-cancelable lease agreements. Certain leases contain renewal or purchase terms in the contract. Rental expense under operating leases was $17,873, $20,362, and $17,671 for the years ended December 31, 2014, 2013, and 2012, respectively.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2014, are:

	Capital Leases	Operating Leases
Year ending December 31:
2015	$2,585	$12,826
2016	1,272	7,508
2017	124	2,061
2018	—	155
2019 and thereafter	—	95

Total minimum lease payments	3,981	$22,645

Less: amount representing interest	197

Present value of net minimum capital lease payments	3,784
Less: current installments of obligations under capital leases	2,426

Obligations under capital leases, excluding current installments	$1,358

The net amount of leased assets capitalized on the balance sheet as of December 31, 2014 and 2013 is as follows:

	2014	2013
Asset cost	$20,393	$22,937
Less: accumulated depreciation	10,494	14,731

Net	$9,899	$8,206

16. ROYALTIES

Royalty expense, exclusive of royalties owed to a related party, for the years ended December 31, 2014, 2013, and 2012 were $12,975, $12,212, and $9,446, respectively. For the years ended December 31, 2014 and 2013, the Company recorded $1,483 and $372, respectively, of advance royalty payments. These payments are recoupable against royalties generated from future mining activity. As of December 31, 2014 and 2013, advance royalties totaled $4,841 and $3,509, respectively. Included in this amount is $2,776 and $2,235 as of December 31, 2014 and 2013, respectively, related to a leased reserve acquired in 2010 whereby the lease requires the Company to provide the owner with a certain amount of coal tonnage until production commences on the leased reserve. The Company valued this coal tonnage using the prevailing average market pricing and the advance royalty is recoupable against production royalties generated by future mining activity. The value and term of future advanced royalties under this arrangement are dependent on the market value of the coal and the date that operations commence on the property. For disclosure purposes, the Company has included an anticipated annual minimum advance royalty based on estimated market prices for similar coal through 2016, at which time the lessor can terminate the agreement if mining has not commenced.

Anticipated future minimum advance royalties as of December 31, 2014, are payable as follows:

2015	$1,465
2016	914
2017	887
2018	638
2019 and thereafter	735

Total	$4,639

In addition to the above advanced royalties, production royalties are payable based on the quantity of coal mined in future years.

Various royalties and commissions have been negotiated with certain current and former executives of management, a former minority unitholder, and sales brokers. See Note 13 for the terms of royalties to employees.

17. ASSET RETIREMENT OBLIGATIONS AND RECLAMATION

Asset retirement obligation and reclamation balances consist of the following as of December 31, 2014 and 2013:

	2014	2013
Balance at beginning of year	$17,270	$18,485
Accretion expense	1,679	1,876
Liabilities settled (net)	(31)	(186)
Revisions to estimates	(1,197)	(2,905)

Balance at end of year	17,721	17,270
Less: current obligation	342	40

Total obligation, less current portion	$17,379	$17,230

The credit-adjusted, risk-free rates used to discount the estimated liability were 9.7% and 10.8% in 2014 and 2013, respectively.

For the years ended December 31, 2014 and 2013, the reduction in the liability resulted primarily from overall changes in discount rates, estimates of the costs and scope of remaining reclamation work and fluctuations in projected mine life estimates.

18. INCOME TAXES

The loss before income taxes and non-controlling interest was ($28,832), ($25,072), and ($18,039), for the years ended December 31, 2014, 2013, and 2012, respectively. As a result of the continuing losses, the Company has not recorded a current or deferred income tax benefit.

The income tax rate differed from the U.S. federal statutory rate as follows:

	December 31,
	2014	2013	2012
Tax expense (benefit) at federal statutory rates	$(9,697)	$(8,776)	$(6,313)
State income taxes	(631)	(1,046)	(460)
Other permanent items	663	369	99
Other	(325)	(100)	1,048
Increase in valuation allowance	9,990	9,553	5,626

Total	$—	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consist of the following:

	December 31,
	2014	2013
Deferred tax assets:
Tax loss and credit carryforwards	$71,015	$64,496
Long-term obligation to related party	43,850	41,319
Deferred organization costs and other intangibles	758	855
Vacation accrual	639	592
Charitable contributions	193	186
Other post-retirement benefits	1,310	775
Asset retirement obligation	6,059	5,203
Other	180	155

Total gross deferred tax assets	124,004	113,581
Deferred tax liabilities:
Property, plant, and equipment	(89,226)	(88,844)
Investments	(310)	(366)
Other	(107)	—

Total gross deferred tax liabilities	(89,643)	(89,210)
Valuation allowance	(34,361)	(24,371)

Net deferred tax assets	$—	$—

Changes to the valuation allowance during the years ended December 31, 2014 and 2013, were as follows:

Valuation allowance at December 31, 2012	$14,818
Increase in valuation allowance	9,553

Valuation allowance at December 31, 2013	24,371
Increase in valuation allowance	9,990

Valuation allowance at December 31, 2014	$34,361

The Company evaluated and assessed the expected near-term utilization of net operating loss carryforwards, book and taxable income trends, available tax strategies, and the overall deferred tax position and believes that it is more likely than not that the benefit related to the deferred tax assets will not be realized and has thus established the valuation allowance required as of December 31, 2014 and 2013. Based on the anticipated reversals of the Company’s deferred tax assets and deferred tax liabilities, a valuation allowance of $34,361 and $24,371 at December 31, 2014 and 2013, respectively, has been established only for the excess of deferred tax assets over deferred tax liabilities.

The Company’s net deferred tax assets included federal and state net operating loss (NOL) carryforwards of $184,240 and $157,010, respectively, as of December 31, 2014, and $168,024 and $134,134, respectively, as of December 31, 2013. The NOLs begin to expire in 2026. The Company’s net deferred taxes also include $407 of alternative minimum tax (AMT) credits as of December 31, 2014 and 2013. These AMT credits have no expiration date.

The Company’s federal income tax returns for the tax years from 2006 (inception) forward remain subject to examination by the Internal Revenue Service. The Company’s state income tax returns for the same period remain subject to examination by the various state taxing authorities.

During 2014, 2013, and 2012, the Company made an immaterial amount of state and local income tax payments.

There were no uncertain tax positions as of December 31, 2014 or 2013, and the Company has not currently accrued interest or penalties. If the accrual of interest or penalties becomes appropriate, the Company will record an accrual as part of its income tax provision.

19. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss), net of tax, for the year ended December 31, 2014 and 2013 consisted of the following:

	Postretirement Benefit Plan and Other Employee Benefit Obligations	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2012	$—	$—
Other comprehensive loss before reclassifications	(1,028)	(1,028)
Net actuarial gain	187	187
Amounts reclassified from accumulated other comprehensive income (loss)	104	104

Balance as of December 31, 2013	(737)	(737)
Amounts reclassified from accumulated other comprehensive income (loss)	104	104
Current period change	(3,108)	(3,108)

Balance as of December 31, 2014	$(3,741)	$(3,741)

The following is a summary of reclassifications out of accumulated other comprehensive income for the years ended December 31, 2014, 2013 and 2012:

Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income (Loss) Is Presented	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) For the Years Ended December 31,
		2014	2013	2012
Loss on cash flow hedge
—Interest rate swap	Interest expense, net	$—	$—	$(453)
	Other, net	—	—	(1,409)
Amortization of postretirement benefit plan items
—Prior service cost	(a)	(104)	(104)	—

		(104)	(104)	(1,862)
Income taxes		—	—	—

Total reclassifications		$(104)	$(104)	$(1,862)

(a)	This component of accumulated other comprehensive income (loss) is included in the computation of net period postretirement cost. See Note 20.

20. EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

The Company offers a 401(k) savings plan for all employees, whereby the Company matches voluntary contributions up to specified levels. The costs included in the consolidated statements of operations totaled $3,034, $2,670, and $2,720, for the years ended December 31, 2014, 2013, and 2012, respectively.

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

Net periodic postretirement benefit cost included the following components for the years ended December 31, 2014 and 2013:

	December 31,
	2014	2013
Service cost for benefits earned	$1,034	$1,070
Interest cost on accumulated postretirement benefit obligation	87	38
Amortization of prior service cost	104	104

Net periodic postretirement cost	$1,225	$1,212

Amounts recognized in accumulated other comprehensive loss are as follows:

	December 31,
	2014	2013
Net actuarial loss (gain)	$123	$(187)
Prior service cost	820	924

Total recognized in accumulated other comprehensive loss	$943	$737

The estimated net actuarial gain and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during the year ended December 31, 2015 are zero and $0.1 million, respectively.

The following table sets forth changes in benefit obligation and plan assets for the years ended December 31, 2014 and 2013 and the funded status of the plan reconciled with the amounts reported in our consolidated financial statements at December 31, 2014 and 2013:

	2014	2013
Change in Benefit Obligations
Benefit obligation at January 1	$1,949	$—
Service cost	1,034	1,070
Interest cost	87	38
Plan amendment	—	1,028
Benefits paid	(13)	—
Actuarial gain	310	(187)

Benefit obligation at December 31	3,367	1,949
Change in Plan Assets
Value of plan assets at January 1	—	—
Employer contributions	13	—
Benefits paid	(13)	—
Value of plan assets at December 31	—	—

Funded status at December 31	$(3,367)	$(1,949)

Amounts Recognized in Balance Sheet
Current liability	$218	$99
Non-current liability	3,149	1,850

	$3,367	$1,949

Amounts Recognized in Accumulated Other Comprehensive Loss
Prior service cost for period	$—	$1,028
Net actuarial loss (gain) arising during year	310	(187)
Amortization:
Prior service cost	(104)	(104)

Total recognized in other comprehensive loss	$206	$737

Weighted Average Assumptions to Determine Benefit Obligation
Discount rate	3.73%	4.56%
Rate of compensation increase	N/A	N/A
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	4.56%	3.69%
Expected return on plan assets	N/A	N/A

Estimated future benefit payments, which reflect expected future service, as of December 31, 2014 are as follows:

2015	$218
2016	332
2017	420
2018	489
2019	611
2020 – 2024	3,934

Total	$6,004

The following presents information about the assumed health care cost trend rate:

	Year Ended December 31,
	2014	2013
Health care cost trend rate assumed for next year	7.10%	7.30%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year the rate reaches the ultimate trend rate	2027	2027

21. EQUITY AWARDS

The primary stock-based compensation tool used by the Company for its employee base is through awards of restricted stock. The majority of restricted stock awards generally cliff vest after one to three years of service. The fair value of restricted stock is equal to the fair market value of our common stock at the date of grant and is amortized to expense ratably over the vesting period, net of forfeitures.

Information regarding restricted shares activity and weighted-average grant-date fair value follows for the year ended December 31, 2014:

	Restricted Shares
	Shares	Weighted- Average Grant- Date Fair Value
Outstanding at January 1, 2014	37,000	$13.24
Granted	37,000	11.44
Vested	(18,500)	14.36
Forfeited	(37,000)	11.78

Outstanding at December 31, 2014	18,500	11.44

The total fair value of restricted stock awards granted and vested during the year ended December 31, 2014 was $423 and $212, respectively.

Unearned compensation of $154 will be recognized related to the outstanding restricted shares that are expected to vest. The expense is expected to be recognized over a weighted average period of 0.8 years. During the year ended December 31, 2014, the Company reversed $251 of previously recognized compensation expense due to a change in the estimated forfeiture rate from 0% to 100% on certain non-vested restricted stock grants to former employees who resigned during 2014. The Company recognized (income) expense of ($74), $418, and $697 related to restricted shares for the years ended December 31, 2014, 2013, and 2012, respectively.

22. PREFERRED STOCK

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

23. COMMITMENTS AND CONTINGENCIES

The Company is subject to various market, operational, financial, regulatory, and legislative risks. Numerous federal, state, and local governmental permits and approvals are required for mining operations. Federal and state regulations require regular monitoring of mines and other facilities to document compliance. Monetary penalties of $1,747 and $1,064 related to Mine Safety and Health Administration (MSHA) fines were accrued in the results of operations for the years ended December 31, 2014 and 2013, respectively.

The Company is involved from time to time in various legal matters arising in the ordinary course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s consolidated cash flows, results of operations or financial condition.

Coal Sales Contracts

The Company has historically sold the majority of its coal under multi-year supply agreements of varying duration. These contracts typically have specific and possibly different volume and pricing arrangements for each year of the agreement, which allows customers to secure a supply for their future needs and provides the Company with greater predictability of sales volume and sales prices. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer or the Company. The remaining terms of the Company’s long-term contracts range from one to five years. The Company, via contractual agreements, has committed volumes of sales in 2015 of 8.4 million tons.

Coal Transportation Agreements

In December 2007, the Company entered into a lease services agreement with a third party commencing January 2008 and expiring December 2015. The third party will provide all barge switching, coal loading, tug, hauling, and similar services necessary for the Company’s operations. During the term of the agreement, the Company will pay a monthly amount based on the annual volume of tons of coal loaded at the dock facility. The Company commenced activity under the lease in January 2009 and incurred $3,545, $3,596, and $3,474 of expense during the years ended December 31, 2014, 2013, and 2012, respectively.

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

Off-Balance Sheet Arrangements

In the normal course of business, the Company is a party to certain off-balance sheet arrangements. These arrangements include guarantees and financial instruments with off-balance sheet risk, such as surety bonds and performance bonds. No liabilities related to these arrangements are reflected in the Company’s consolidated balance sheet, and the Company does not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements. As of December 31, 2014, the Company had approximately $35.1 million in surety bonds outstanding to secure the performance of its reclamation obligations, which were supported by approximately $6.1 million of cash posted as collateral.

24. Supplemental Guarantor/Non-Guarantor Financial Information

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

Supplemental Condensed Consolidating Balance Sheets

	December 31, 2014
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$59,518	$—	$59,518
Accounts receivable	—	21,799	—	21,799
Inventories	—	10,552	—	10,552
Prepaid and other assets	62	2,900	—	2,962
Deferred income taxes	735	—	—	735

Total current assets	797	94,769	—	95,566
Property, plant, equipment, and mine development, net	14,648	394,092	—	408,740
Investments	—	3,372	—	3,372
Investments in subsidiaries	199,435	—	(199,435)	—
Intercompany receivables	96,755	(96,755)	—	—
Intangible assets, net	—	134	—	134
Other non-current assets	8,980	15,655	—	24,635

Total assets	$320,615	$411,267	$(199,435)	$532,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100	$27,493	$—	$27,593
Accrued and other liabilities	3,456	13,661	—	17,117
Current portion of capital lease obligations	—	2,426	—	2,426
Current maturities of long-term debt	—	4,929	—	4,929

Total current liabilities	3,556	48,509	—	52,065
Long-term debt, less current maturities	194,570	4,390	—	198,960
Long-term obligation to related party	—	110,713	—	110,713
Related-party payables, net	(3,211)	21,383	—	18,172
Asset retirement obligations	—	17,379	—	17,379
Long-term portion of capital lease obligations	—	1,358	—	1,358
Deferred income taxes	735	—	—	735
Other non-current liabilities	131	8,077	—	8,208

Total liabilities	195,781	211,809	—	407,590
Stockholders’ equity:
Armstrong Energy, Inc.’s equity	124,834	199,435	(199,435)	124,834
Non-controlling interest	—	23	—	23

Total stockholders’ equity	124,834	199,458	(199,435)	124,857

Total liabilities and stockholders’ equity	$320,615	$411,267	$(199,435)	$532,447

	December 31, 2013
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$51,632	$—	$51,632
Accounts receivable	—	24,654	—	24,654
Inventories	—	12,683	—	12,683
Prepaid and other assets	170	3,499	—	3,669
Deferred income taxes	605	—	—	605

Total current assets	775	92,468	—	93,243
Property, plant, equipment, and mine development, net	15,095	409,270	—	424,365
Investments	—	3,224	—	3,224
Investments in subsidiaries	200,865	—	(200,865)	—
Intercompany receivables	126,410	(126,410)	—	—
Intangible assets, net	—	144	—	144
Other non-current assets	9,697	12,880	—	22,577

Total assets	$352,842	$391,576	$(200,865)	$543,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100	$27,872	$—	$27,972
Accrued and other liabilities	3,486	12,748	—	16,234
Current portion of capital lease obligations	—	2,497	—	2,497
Current maturities of long-term debt	—	4,498	—	4,498

Total current liabilities	3,586	47,615	—	51,201
Long-term debt, less current maturities	193,817	4,369	—	198,186
Long-term obligation to related party	—	106,283	—	106,283
Related-party payables, net	(2,206)	9,986	—	7,780
Asset retirement obligations	—	17,230	—	17,230
Long-term portion of capital lease obligations	—	2,222	—	2,222
Deferred income taxes	605	—	—	605
Other non-current liabilities	120	2,983	—	3,103

Total liabilities	195,922	190,688	—	386,610
Stockholders’ equity:
Armstrong Energy, Inc.’s equity	156,920	200,865	(200,865)	156,920
Non-controlling interest	—	23	—	23

Total stockholders’ equity	156,920	200,888	(200,865)	156,943

Total liabilities and stockholders’ equity	$352,842	$391,576	$(200,865)	$543,553

Supplemental Condensed Consolidated Statements of Operations

	Year Ended December 31, 2014
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$441,833	$—	$441,833
Costs and Expenses:
Operating costs and expenses	—	362,268	—	362,268
Production royalty to related party	—	8,269	—	8,269
Depreciation, depletion, and amortization	1,910	44,127	—	46,037
Asset retirement obligation expenses	—	2,125	—	2,125
General and administrative expenses	3,814	15,776	—	19,590

Operating (loss) income	(5,724)	9,268	—	3,544
Other income (expense):
Interest expense, net	(24,476)	(8,658)	—	(33,134)
Other, net	—	758	—	758
Income from investments in subsidiaries	1,368	—	(1,368)	—

(Loss) income before income taxes	(28,832)	1,368	(1,368)	(28,832)
Income tax provision	—	—	—	—

Net (loss) income	(28,832)	1,368	(1,368)	(28,832)
Income attributable to non-controlling interests	—	—	—	—

Net (loss) income attributable to common stockholders	$(28,832)	$1,368	$(1,368)	$(28,832)

	Year Ended December 31, 2013
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$415,282	$—	$415,282
Costs and Expenses:
Operating costs and expenses	—	335,699	—	335,699
Production royalty to related party	—	7,811	—	7,811
Depreciation, depletion, and amortization	1,750	36,469	—	38,219
Asset retirement obligation expenses	—	2,472	—	2,472
General and administrative expenses	4,947	16,222	—	21,169

Operating (loss) income	(6,697)	16,609	—	9,912
Other income (expense):
Interest expense, net	(23,611)	(11,952)	—	(35,563)
Other, net	—	579	—	579
Income from investments in subsidiaries	5,236	—	(5,236)	—

(Loss) income before income taxes	(25,072)	5,236	(5,236)	(25,072)
Income tax provision	—	—	—	—

Net (loss) income	(25,072)	5,236	(5,236)	(25,072)
Income attributable to non-controlling interests	—	—	—	—

Net (loss) income attributable to common stockholders	$(25,072)	$5,236	$(5,236)	$(25,072)

	Year Ended December 31, 2012
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$382,109	$—	$382,109
Costs and Expenses:
Operating costs and expenses	—	311,289	—	311,289
Production royalty to related party	—	5,695	—	5,695
Depreciation, depletion, and amortization	937	32,129	—	33,066
Asset retirement obligation expenses	—	3,977	—	3,977
General and administrative expenses	3,936	17,498	—	21,434

Operating (loss) income	(4,873)	11,521	—	6,648
Other income (expense):
Interest expense, net	(1,512)	(17,688)	—	(19,200)
Other, net	(2,637)	1,103	—	(1,534)
Loss on extinguishment of debt	(3,953)	—	—	(3,953)
Loss from investments in subsidiaries	(5,064)	—	5,064	—

(Loss) income before income taxes	(18,039)	(5,064)	5,064	(18,039)
Income tax provision	—	—	—	—

Net (loss) income	(18,039)	(5,064)	5,064	(18,039)
Income attributable to non-controlling interests	—	—	—	—

Net (loss) income attributable to common stockholders	$(18,039)	$(5,064)	$5,064	$(18,039)

Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)

	Year Ended December 31, 2014
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(28,832)	$1,368	$(1,368)	$(28,832)
Other comprehensive income (loss):
Postretirement benefit plan and other employee benefit obligations	—	(3,004)	—	(3,004)

Other comprehensive loss	—	(3,004)	—	(3,004)

Comprehensive (loss) income	(28,832)	(1,636)	(1,368)	(31,836)
Less: Comprehensive income (loss) attributable to non-controlling interests	—	—	—	—

Comprehensive (loss) income attributable to common stockholders	$(28,832)	$(1,636)	$(1,368)	$(31,836)

	Year Ended December 31, 2013
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(25,072)	$5,236	$(5,236)	$(25,072)
Other comprehensive income (loss):
Postretirement benefit plan	—	(737)	—	(737)

Other comprehensive loss	—	(737)	—	(737)

Comprehensive (loss) income	(25,072)	4,499	(5,236)	(25,809)
Less: Comprehensive income (loss) attributable to non-controlling interests	—	—	—	—

Comprehensive (loss) income attributable to common stockholders	$(25,072)	$4,499	$(5,236)	$(25,809)

	Year Ended December 31, 2012
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(18,039)	$(5,064)	$5,064	$(18,039)
Other comprehensive income (loss):
Unrealized loss on derivatives arising during the period, net of tax of zero	—	—	—	—
Less: Reclassification adjustments for loss on derivatives included in net loss, net of tax of zero	(1,862)	—	—	(1,862)

Other comprehensive income	1,862	—	—	1,862

Comprehensive loss	(16,177)	(5,064)	5,064	(16,177)
Less: Comprehensive income (loss) attributable to non-controlling interests	—	—	—	—

Comprehensive loss attributable to common stockholders	$(16,177)	$(5,064)	$5,064	$(16,177)

Supplemental Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2014
	Parent / Issuer	Guarantor Subsidiaries	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities:	$(27,017)	$68,162	$41,145
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(1,463)	(22,979)	(24,442)
Proceeds from sale of fixed assets	—	5	5

Net cash used in investing activities	(1,463)	(22,974)	(24,437)
Cash Flows from Financing Activities:
Payment on capital lease obligations	—	(2,690)	(2,690)
Payments of long-term debt	—	(5,942)	(5,942)
Payment of financing costs and fees	(1,000)	—	(1,000)
Repurchase of employee stock relinquished for tax withholdings	(176)	—	(176)
Proceeds from sale-leaseback	—	986	986
Transactions with affiliates, net	29,656	(29,656)	—

Net cash provided by (used in) financing activities	28,480	(37,302)	(8,822)

Net change in cash and cash equivalents	—	7,886	7,886
Cash and cash equivalents, at the beginning of the period	—	51,632	51,632

Cash and cash equivalents, at the end of the period	$—	$59,518	$59,518

	Year Ended December 31, 2013
	Parent / Issuer	Guarantor Subsidiaries	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities:	$(25,439)	$58,383	$32,944
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(1,998)	(30,838)	(32,836)
Issuance of note receivable – related party	(17,500)	—	(17,500)
Payment of note receivable – related party	17,500	—	17,500
Proceeds from sale of fixed assets	—	255	255

Net cash used in investing activities	(1,998)	(30,583)	(32,581)
Cash Flows from Financing Activities:
Payment on capital lease obligations	—	(4,547)	(4,547)
Payments of long-term debt	—	(3,959)	(3,959)
Payment of financing costs and fees	(29)	—	(29)
Repurchase of employee stock relinquished for tax withholdings	(332)	—	(332)
Non-controlling interest contributions	—	4	4
Transactions with affiliates, net	27,723	(27,723)	—

Net cash provided by (used in) financing activities	27,362	(36,225)	(8,863)

Net change in cash and cash equivalents	(75)	(8,425)	(8,500)
Cash and cash equivalents, at the beginning of the period	75	60,057	60,132

Cash and cash equivalents, at the end of the period	$—	$51,632	$51,632

	Year Ended December 31, 2012
	Parent / Issuer	Guarantor Subsidiaries	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities:	$(7,863)	$38,632	$30,769
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(11,578)	(34,886)	(46,464)
Investment in affiliate	—	(130)	(130)
Proceeds from sale of fixed assets	—	70	70

Net cash used in investing activities	(11,578)	(34,946)	(46,524)
Cash Flows from Financing Activities:
Payment on capital lease obligations	—	(4,338)	(4,338)
Payment of long-term debt	—	(169,872)	(169,872)
Payment of financing costs and fees	(11,117)	—	(11,117)
Proceeds from long-term debt	193,134	18,500	211,634
Proceeds from the issuance of Series A convertible preferred stock	30,000	—	30,000
Transactions with affiliates, net	(192,800)	192,800	—

Net cash provided by financing activities	19,217	37,090	56,307

Net change in cash and cash equivalents	(224)	40,776	40,552
Cash and cash equivalents, at the beginning of the period	299	19,281	19,580

Cash and cash equivalents, at the end of the period	$75	$60,057	$60,132

25. SUMMARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

A summary of the unaudited quarterly results of operations for the years ended December 31, 2014 and 2013 is presented below.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$110,866	$116,287	$108,935	$105,745
Gross profit	20,747	21,121	20,867	16,830
Operating income (loss)	2,762	3,907	168	(3,293)
Net loss	(5,300)	(4,138)	(7,798)	(11,596)
Net loss attributable to common stockholders	(5,300)	(4,138)	(7,798)	(11,596)

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$101,222	$101,244	$108,236	$104,580
Gross profit	26,610	29,250	29,281	27,175
Operating income	1,946	3,992	1,246	2,728
Net loss	(6,496)	(4,533)	(7,851)	(6,192)
Net loss attributable to common stockholders	(6,496)	(4,533)	(7,851)	(6,192)