Form 10-Q
period 2015-03-31
Armstrong Energy, Inc.
filed 2015-05-14
CIK 1532288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 1, 2015, there were 21,853,224 shares of Armstrong Energy, Inc.’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Armstrong Energy, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,812	$59,518
Accounts receivable	23,730	21,799
Inventories	12,403	10,552
Prepaid and other assets	1,843	2,962
Deferred income taxes	951	735

Total current assets	100,739	95,566
Property, plant, equipment, and mine development, net	399,671	408,740
Investments	3,408	3,372
Other non-current assets	24,984	24,769

Total assets	$528,802	$532,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,453	$27,593
Accrued and other liabilities	25,226	17,117
Current portion of capital lease obligations	2,254	2,426
Current maturities of long-term debt	4,580	4,929

Total current liabilities	60,513	52,065
Long-term debt, less current maturities	198,437	198,960
Long-term obligation to related party	110,941	110,713
Related party payables, net	22,062	18,172
Asset retirement obligations	16,684	17,379
Long-term portion of capital lease obligations	854	1,358
Deferred income taxes	951	735
Other non-current liabilities	8,594	8,208

Total liabilities	419,036	407,590
Stockholders’ equity:
Common stock, $0.01 par value, 70,000,000 shares authorized, 21,853,224 and 21,936,844 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	218	219
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	—	—
Additional paid-in-capital	238,608	238,549
Accumulated deficit	(125,447)	(110,193)
Accumulated other comprehensive loss	(3,636)	(3,741)

Armstrong Energy, Inc.’s equity	109,743	124,834
Non-controlling interest	23	23

Total stockholders’ equity	109,766	124,857

Total liabilities and stockholders’ equity	$528,802	$532,447

See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Revenue	$96,335	$110,866
Costs and expenses:
Cost of coal sales, exclusive of items shown separately below	78,830	90,119
Production royalty to related party	2,001	2,024
Depreciation, depletion, and amortization	16,904	10,207
Asset retirement obligation expense	867	508
General and administrative expenses	4,639	5,246

Operating (loss) income	(6,906)	2,762
Other income (expense):
Interest expense, net	(8,377)	(8,244)
Other, net	29	182

Loss before income taxes	(15,254)	(5,300)
Income taxes	—	—

Net loss	(15,254)	(5,300)
Less: income attributable to non-controlling interest	—	—

Net loss attributable to common stockholders	$(15,254)	$(5,300)

See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(15,254)	$(5,300)
Other comprehensive income (loss):
Postretirement benefit plan and other employee benefit obligations, net of tax of zero	105	26

Other comprehensive income (loss)	105	26

Comprehensive loss	(15,149)	(5,274)
Less: comprehensive income (loss) attributable to non-controlling interests	—	—

Comprehensive loss attributable to common stockholders	$(15,149)	$(5,274)

See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2015

(Amounts in thousands)

	Common Stock		Preferred Stock		Additional		Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in- Capital	Accumulated Deficit	Comprehensive Loss	Non-Controlling Interest	Stockholders’ Equity
Balance at December 31, 2014	21,937	$219	—	$—	$238,549	$(110,193)	$(3,741)	$23	$124,857
Net loss	—	—	—	—	—	(15,254)	—	—	(15,254)
Stock based compensation	—	—	—	—	58	—	—	—	58
Postretirement benefit plan and other employee benefit obligations, net of tax of zero	—	—	—	—	—	—	105	—	105
Repurchase of common stock	(84)	(1)	—	—	1	—	—	—	—

Balance at March 31, 2015	21,853	$218	—	$—	$238,608	$(125,447)	$(3,636)	$23	$109,766

See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(15,254)	$(5,300)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash stock compensation expense	58	63
Income from equity affiliate	(35)	(6)
Loss on disposal of property, plant and equipment	72	—
Amortization of original issue discount	204	181
Amortization of debt issuance costs	374	309
Depreciation, depletion and amortization	16,904	10,207
Asset retirement obligation expenses	867	508
Non-cash activity with related party, net	4,118	3,456
Non-cash interest on long-term obligations	5,881	5,882
Change in operating assets and liabilities:
Increase in accounts receivable	(1,931)	(6,094)
Increase in inventories	(1,851)	(1,610)
Decrease (increase) in prepaid and other assets	1,119	(107)
Increase in other non-current assets	(597)	(2,506)
Increase in accounts payable and accrued and other liabilities	2,072	3,205
Increase in other non-current liabilities	385	292

Net cash provided by operating activities:	12,386	8,480
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(8,611)	(3,148)
Proceeds from disposal of fixed assets	475	—

Net cash used in investing activities	(8,136)	(3,148)
Cash Flows from Financing Activities:
Payment on capital lease obligations	(677)	(893)
Payments of long-term debt	(1,279)	(2,876)
Repurchase of employee stock relinquished for tax withholdings	—	(87)

Net cash used in financing activities	(1,956)	(3,856)

Net change in cash and cash equivalents	2,294	1,476
Cash and cash equivalents, at the beginning of the period	59,518	51,632

Cash and cash equivalents, at the end of the period	$61,812	$53,108

	Three Months Ended March 31,
	2015	2014
Supplemental cash flow information:
Non-Cash Transactions:
Assets acquired with long-term debt	$202	$971

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reporting and U.S. Securities and Exchange Commission (SEC) regulations. In the opinion of management, all adjustments consisting of normal, recurring accruals considered necessary for a fair presentation have been included. Balance sheet information presented herein as of December 31, 2014 has been derived from the Company’s audited consolidated balance sheet at that date. Results of operations for the three months ended March 31, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015. Certain prior year amounts have been reclassified to conform with the 2015 presentation. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued guidance requiring an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, and the new guidance would be applied retrospectively to all prior periods presented. The adoption of this standard update is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued guidance on management’s responsibility in evaluating, at each annual and interim reporting period, whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early adoption permitted.

In May 2014, the FASB issued a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard requires revenue to be recognized when promised goods or services are transferred to a customer in an amount that reflects the consideration expected in exchange for those goods or services. The standard permits the use of either the full retrospective or modified retrospective transition method. This guidance is currently effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption not permitted. In April 2015, the FASB voted for a proposed one-year deferral of the effective date of the new revenue recognition standard. If approved, the new standard will become effective for annual and interim periods beginning after December 15, 2017 with early adoption as of the original effective date permitted. The Company is currently evaluating the impact of this new pronouncement on its financial statements.

2. INVENTORIES

Inventories consist of the following amounts:

	March 31, 2015	December 31, 2014
Materials and supplies	$10,470	$10,378
Coal—raw and saleable	1,933	174

Total	$12,403	$10,552

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of the following amounts:

	March 31, 2015	December 31, 2014
Payroll and related benefits	$7,947	$7,661
Taxes other than income taxes	5,145	4,588
Interest	6,854	991
Asset retirement obligations	860	342
Royalties	1,019	691
Other	3,401	2,844

Total	$25,226	$17,117

4. OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following amounts:

	March 31, 2015	December 31, 2014
Escrows and deposits	$4,665	$4,649
Restricted surety and cash bonds	6,653	6,379
Advanced royalties	5,148	4,842
Deferred financing costs, net	8,391	8,765
Intangible assets, net	127	134

Total	$24,984	$24,769

5. RELATED PARTY TRANSACTIONS

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

As of March 31, 2015, the Company’s total ownership in Thoroughbred equaled 1.1%. Income from the equity interest in Thoroughbred for the three months ended March 31, 2015 and 2014 totaled $35, and $6, respectively.

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

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of March 31, 2015 and December 31, 2014, the outstanding long-term obligation to related party totaled $110,941 and $110,713, respectively. Interest expense recognized for the three months ended March 31, 2015 and 2014 associated with the long-term obligation to related party was $2,497 and $1,827, respectively. Based on the current mine plan, the effective interest rate of the obligation was adjusted to 9.3% beginning January 1, 2015.

Lease of Coal Reserves

In February 2011, Thoroughbred entered into a lease and sublease agreement with the Company relating to its Elk Creek reserves and granted the Company a license to mine coal on those properties. The terms of this agreement mirror those of the lease agreements associated with the jointly owned reserves between the Company and Thoroughbred. Total production royalties owed from mining of the Elk Creek reserves, where the Company’s Kronos underground mine resides, for the three months ended March 31, 2015 and 2014 totaled $2,001 and $2,024, respectively.

In February 2014, the Company entered into an additional lease and/or sublease with Thoroughbred for certain mineral reserves located in Muhlenberg and McLean Counties of Kentucky, contiguous to its existing reserves, in exchange for a production royalty. Total proven and probable mineral reserves included as part of the transaction was approximately 198 million tons. The initial term of the lease is ten years, with an automatic extension of up to ten years. No mining of this reserve had commenced as of March 31, 2015.

Administrative Services Agreements

Effective as of January 1, 2011, the Company entered into an Administrative Services Agreement with Thoroughbred and its general partner, ECGP, pursuant to which the Company agreed to provide Thoroughbred with general administrative and management services, including, but not limited to, human resources, information technology, financial and accounting services and legal services. The administrative service fee, which is adjusted annually, is approved by the conflicts committee of the board of directors. As consideration for the use of the Company’s employees and services, and for certain shared fixed costs, Thoroughbred paid the Company $300 and $254 for the three months ended March 31, 2015 and 2014, respectively.

Other

In 2006 and 2007, the Company entered into overriding royalty agreements with a current and a former executive employee to compensate them $0.05/ton of coal mined and sold from properties owned by certain subsidiaries of the Company. The agreements remain in effect for the later of 20 years from the date of the agreement or until all salable coal has been extracted. Both royalty

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

agreements transfer with the property regardless of ownership or lease status. The royalties are payable the month following the sale of coal mined from the specified properties. The Company accounts for these royalty arrangements as expense in the period in which the coal is sold. Expense recorded in the three months ended March 31, 2015 and 2014, was $165 and $202, respectively.

6. LONG-TERM DEBT

The Company’s total indebtedness consisted of the following:

Type	March 31, 2015	December 31, 2014
11.75% Senior Secured Notes due 2019	$194,775	$194,570
Senior Secured Credit Facility	—	—
Other	8,242	9,319

	203,017	203,889
Less: current maturities	4,580	4,929

Total long-term debt	$198,437	$198,960

Senior Secured Notes due 2019

On December 21, 2012, the Company completed a $200,000 offering of 11.75% Senior Secured Notes due 2019 (the Notes). The Notes were issued at an original issue discount (OID) of 96.567%. The OID was recorded on the Company’s balance sheet as a component of long-term debt, and is being amortized to interest expense over the life of the Notes. As of March 31, 2015 and December 31, 2014, the unamortized OID was $5,225 and $5,430, respectively. Interest on the Notes is due semiannually on June 15 and December 15 of each year. The Company used $123,698 of the proceeds from this issuance to prepay and terminate its previous Senior Secured Credit Facility, including accrued and unpaid interest. In addition, the Company used the proceeds to pay fees and expenses of $8,358 related to the Notes offering.

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

2012 Credit Facility

Concurrently with the closing of the Notes offering on December 21, 2012, the Company entered into a new asset based revolving credit facility (the 2012 Credit Facility). The 2012 Credit Facility provides for a five-year $50,000 revolving credit facility that will expire on December 21, 2017. Borrowings under the 2012 Credit Facility may not exceed a borrowing base, as defined within the 2012 Credit Facility agreement. In addition, the 2012 Credit Facility includes a $10,000 letter of credit sub-facility and a $5,000 swingline loan sub-facility. As of March 31, 2015 and December 31, 2014, there were no borrowings outstanding under the 2012 Credit Facility, and the Company had $21,822 available for borrowing under the 2012 Credit Facility at March 31, 2015. The Company incurred $1,198 of deferred financing fees related to the 2012 Credit Facility that have been capitalized and are being amortized to interest expense over the life of the 2012 Credit Facility.

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

	March 31, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
11.75% Senior Secured Notes due 2019(1)	$186,000	$194,775	$206,000	$194,570
Long-term obligation to related party	117,870	110,941	115,731	110,713

Total	$303,870	$305,716	$321,731	$305,283

(1)	The carrying value of the Notes is net of the unamortized OID as of March 31, 2015 and December 31, 2014, respectively.

The fair value of the Notes is based on quoted market prices, while the fair value of the long-term obligation to related party was based on estimated cash flows discounted to their present value.

8. INCOME TAXES

The Company has not recognized certain income tax benefits, as it does not believe it is more likely than not it will be able to realize its net deferred tax assets. The Company has, therefore, established a valuation allowance against its net deferred tax assets as of March 31, 2015 and December 31, 2014. Based on the anticipated reversals of its deferred tax assets and deferred tax liabilities, the Company has concluded a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.

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

Net periodic postretirement benefit cost included the following components:

	Three months ended March 31,
	2015	2014
Service cost for benefits earned	$304	$258
Interest cost on accumulated postretirement benefit obligation	30	22
Amortization of prior service cost	26	26

Net periodic postretirement cost	$360	$306

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2015 consisted of the following:

	Postretirement Benefit Plan and Other Employee Benefit Obligations	Accumulated Other Comprehensive Loss
Balance as of December 31, 2014	$(3,741)	$(3,741)
Other comprehensive loss before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive loss	105	105

Net current-period accumulated other comprehensive loss	(3,636)	(3,636)

Balance as of March 31, 2015	$(3,636)	$(3,636)

The following is a summary of reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014:

Details about Accumulated Other Comprehensive Loss Components	Affected Line Item in the Condensed Consolidated Statement of Operations	Amounts Reclassified from Accumulated Other Comprehensive Loss For the Three Months Ended March 31,
		2015	2014
Amortization of prior service cost associated with postretirement benefit plan and other employee benefit obligations	Cost of coal sales	$(105)	$(26)

		(105)	(26)
Income taxes		—	—

Total reclassifications		$(105)	$(26)

11. CLOSURE OF LEWIS CREEK UNDERGROUND MINE

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

The Company completed mining of the Lewis Creek underground mine in March 2015 and has begun extracting the equipment, which will be utilized at its other mining operations in the future. As a result of the closure, the Company accelerated depreciation of the remaining net book value of the capitalized costs associated with the original development of the mine. Total expense recognized during the first quarter of 2015 to write-off the remaining asset was approximately $6,318, which is included as a component of depreciation, depletion, and amortization expense in the condensed consolidated statement of operations for the three months ended March 31, 2015.

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES

The Company is subject to various market, operational, financial, regulatory, and legislative risks. Numerous federal, state, and local governmental permits and approvals are required for mining operations. Federal and state regulations require regular monitoring of mines and other facilities to document compliance. Monetary penalties of $1,928 and $1,747 related to Mine Safety and Health Administration fines were accrued as of March 31, 2015 and December 31, 2014, respectively.

The Company is involved from time to time in various legal matters arising in the ordinary course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s consolidated cash flows, results of operations or financial condition.

Coal Sales Contracts

The Company has historically sold the majority of its coal under multi-year supply agreements of varying duration. These contracts typically have specific volume and pricing arrangements for each year of the agreement, which allows customers to secure a supply for their future needs and provides the Company with greater predictability of sales volume and sales prices. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer or the Company. The remaining terms of the Company’s long-term contracts range from one to five years. The Company, via contractual agreements, has committed volumes of sales in 2015 of approximately 8.4 million tons.

13. SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

In accordance with the indenture governing the Notes, the Guarantor Subsidiaries have fully and unconditionally guaranteed the Notes, on a joint and several basis, subject to certain customary release provisions. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to the holders of the Notes. The following historical financial statement information is provided for the Guarantor Subsidiaries. The non-guarantor subsidiaries are considered to be “minor” as the term is defined in Rule 3-10 of Regulation S-X promulgated by the SEC, and the financial position, results of operations, and cash flows of the non-guarantor subsidiaries are, therefore, included in the condensed financial data of the Guarantor Subsidiaries.

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Condensed Consolidating Balance Sheets

	March 31, 2015
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$61,812	$—	$61,812
Accounts receivable	—	23,730	—	23,730
Inventories	—	12,403	—	12,403
Prepaid and other assets	199	1,644	—	1,843
Deferred income taxes	951	—	—	951

Total current assets	1,150	99,589	—	100,739
Property, plant, equipment, and mine development, net	14,910	384,761	—	399,671
Investments	—	3,408	—	3,408
Investments in subsidiaries	190,576	—	(190,576)	—
Intercompany receivables	94,043	(94,043)	—	—
Other non-current assets	8,606	16,378	—	24,984

Total assets	$309,285	$410,093	$(190,576)	$528,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100	$28,353	$—	$28,453
Accrued and other liabilities	7,101	18,125	—	25,226
Current portion of capital lease obligations	—	2,254	—	2,254
Current maturities of long-term debt	—	4,580	—	4,580

Total current liabilities	7,201	53,312	—	60,513
Long-term debt, less current maturities	194,775	3,662	—	198,437
Long-term obligation to related party	—	110,941	—	110,941
Related party payables, net	(3,511)	25,573	—	22,062
Asset retirement obligations	—	16,684	—	16,684
Long-term portion of capital lease obligations	—	854	—	854
Deferred income taxes	951	—	—	951
Other non-current liabilities	126	8,468	—	8,594

Total liabilities	199,542	219,494	—	419,036
Stockholders’ equity:
Armstrong Energy, Inc.’s equity	109,743	190,576	(190,576)	109,743
Non-controlling interest	—	23	—	23

Total stockholders’ equity	109,743	190,599	(190,576)	109,766

Total liabilities and stockholders’ equity	$309,285	$410,093	$(190,576)	$528,802

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2014
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$59,518	$—	$59,518
Accounts receivable	—	21,799	—	21,799
Inventories	—	10,552	—	10,552
Prepaid and other assets	62	2,900	—	2,962
Deferred income taxes	735	—	—	735

Total current assets	797	94,769	—	95,566
Property, plant, equipment, and mine development, net	14,648	394,092	—	408,740
Investments	—	3,372	—	3,372
Investments in subsidiaries	199,435	—	(199,435)	—
Intercompany receivables	96,755	(96,755)	—	—
Other non-current assets	8,980	15,789	—	24,769

Total assets	$320,615	$411,267	$(199,435)	$532,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100	$27,493	$—	$27,593
Accrued and other liabilities	3,456	13,661	—	17,117
Current portion of capital lease obligations	—	2,426	—	2,426
Current maturities of long-term debt	—	4,929	—	4,929

Total current liabilities	3,556	48,509	—	52,065
Long-term debt, less current maturities	194,570	4,390	—	198,960
Long-term obligation to related party	—	110,713	—	110,713
Related party payables, net	(3,211)	21,383	—	18,172
Asset retirement obligations	—	17,379	—	17,379
Long-term portion of capital lease obligations	—	1,358	—	1,358
Deferred income taxes	735	—	—	735
Other non-current liabilities	131	8,077	—	8,208

Total liabilities	195,781	211,809	—	407,590
Stockholders’ equity:
Armstrong Energy, Inc.’s equity	124,834	199,435	(199,435)	124,834
Non-controlling interest	—	23	—	23

Total stockholders’ equity	124,834	199,458	(199,435)	124,857

Total liabilities and stockholders’ equity	$320,615	$411,267	$(199,435)	$532,447

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2015
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$96,335	$—	$96,335
Costs and Expenses:
Cost of coal sales, exclusive of items shown separately below	—	78,830	—	78,830
Production royalty to related party	—	2,001	—	2,001
Depreciation, depletion, and amortization	505	16,399	—	16,904
Asset retirement obligation expenses	—	867	—	867
General and administrative expenses	181	4,458	—	4,639

Operating loss	(686)	(6,220)	—	(6,906)
Other income (expense):
Interest expense, net	(5,709)	(2,668)	—	(8,377)
Other, net	—	29	—	29
Loss from investment in subsidiaries	(8,859)	—	8,859	—

Loss before income taxes	(15,254)	(8,859)	8,859	(15,254)
Income tax provision	—	—	—	—

Net loss	(15,254)	(8,859)	8,859	(15,254)
Less: income attributable to non-controlling interests	—	—	—	—

Net loss attributable to common stockholders	$(15,254)	$(8,859)	$8,859	$(15,254)

	Three Months Ended March 31, 2014
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$110,866	$—	$110,866
Costs and Expenses:
Cost of coal sales, exclusive of items shown separately below	51	90,068	—	90,119
Production royalty to related party	—	2,024	—	2,024
Depreciation, depletion, and amortization	476	9,731	—	10,207
Asset retirement obligation expenses	—	508	—	508
General and administrative expenses	920	4,326	—	5,246

Operating (loss) income	(1,447)	4,209	—	2,762
Other income (expense):
Interest expense, net	(6,248)	(1,996)	—	(8,244)
Other, net	—	182	—	182
Income from investment in subsidiaries	2,395	—	(2,395)	—

(Loss) income before income taxes	(5,300)	2,395	(2,395)	(5,300)
Income tax provision	—	—	—	—

Net (loss) income	(5,300)	2,395	(2,395)	(5,300)
Less: income attributable to non-controlling interests	—	—	—	—

Net (loss) income attributable to common stockholders	$(5,300)	$2,395	$(2,395)	$(5,300)

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31, 2015
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(15,254)	$(8,859)	$8,859	$(15,254)
Other comprehensive income:
Postretirement benefit plan and other employee benefit obligation	—	105	—	105

Other comprehensive income	—	105	—	105

Comprehensive loss	(15,254)	(8,754)	8,859	(15,149)
Less: comprehensive income (loss) attributable to non-controlling interests	—	—	—	—

Comprehensive loss attributable to common stockholders	$(15,254)	$(8,754)	$8,859	$(15,149)

	Three Months Ended March 31, 2014
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(5,300)	$2,395	$(2,395)	$(5,300)
Other comprehensive income:
Postretirement benefit plan	—	26	—	26

Other comprehensive income	—	26	—	26

Comprehensive (loss) income	(5,300)	2,421	(2,395)	(5,274)
Less: comprehensive income (loss) attributable to non-controlling interests	—	—	—	—

Comprehensive (loss) income attributable to common stockholders	$(5,300)	$2,421	$(2,395)	$(5,274)

Armstrong Energy, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2015
	Parent / Issuer	Guarantor Subsidiaries	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities:	$(1,946)	$14,332	$12,386
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(767)	(7,844)	(8,611)
Proceeds from disposal of fixed assets	—	475	475

Net cash used in investing activities	(767)	(7,369)	(8,136)
Cash Flows from Financing Activities:
Payment on capital lease obligations	—	(677)	(677)
Payment of long-term debt	—	(1,279)	(1,279)
Transactions with affiliates, net	2,713	(2,713)	—

Net cash provided by (used in) financing activities	2,713	(4,669)	(1,956)

Net change in cash and cash equivalents	—	2,294	2,294
Cash and cash equivalents, at the beginning of the period	—	59,518	59,518

Cash and cash equivalents, at the end of the period	$—	$61,812	$61,812

	Three Months Ended March 31, 2014
	Parent / Issuer	Guarantor Subsidiaries	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities:	$(2,658)	$11,138	$8,480
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(280)	(2,868)	(3,148)

Net cash used in investing activities	(280)	(2,868)	(3,148)
Cash Flows from Financing Activities:
Payment on capital lease obligations	—	(893)	(893)
Payment of long-term debt	—	(2,876)	(2,876)
Repurchase of employee stock relinquished for tax withholdings	(87)	—	(87)
Transactions with affiliates, net	3,025	(3,025)	—

Net cash provided by (used in) financing activities	2,938	(6,794)	(3,856)

Net change in cash and cash equivalents	—	1,476	1,476
Cash and cash equivalents, at the beginning of the period	—	51,632	51,632

Cash and cash equivalents, at the end of the period	$—	$53,108	$53,108

14. SUBSEQUENT EVENT

On May 1, 2015, the Company sold a 12.10% undivided interest in certain leased and owned land and mineral reserves to Thoroughbred in exchange for Thoroughbred forgiving amounts owed by the Company of $18,172, which consisted primarily of deferred production royalties. The newly acquired interests in the mineral reserves were leased and/or subleased by Thoroughbred to the Company in exchange for a production royalty. Similar to previous reserve transfers, as described in Note 5, this transaction was accounted for as a financing arrangement and an additional long-term obligation to Thoroughbred of $18,172 will be recognized in the second quarter of 2015.

The percentage interest in the land and mineral reserves sold was based on a fair value determined by a third-party specialist. As a result of this transaction, Thoroughbred’s undivided interest in certain of the Company’s leased and owned land and mineral reserves in Muhlenberg and Ohio counties is increased to 61.38%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the SEC) on March 26, 2015.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Various statements contained in this quarterly report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this quarterly report speak only as of the date of this quarterly report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

•	market demand for coal and electricity;

•	geologic conditions, weather and other inherent risks of coal mining that are beyond our control;

•	competition within our industry and with producers of competing energy sources;

•	excess production and production capacity;

•	our ability to acquire or develop coal reserves in an economically feasible manner;

•	inaccuracies in our estimates of our coal reserves;

•	availability and price of mining and other industrial supplies, including steel-based supplies, diesel fuel, rubber tires and explosives;

•	the continued weakness in global economic conditions or in any industry in which our customers operate, or sustained uncertainty in financial markets, which may cause conditions we cannot predict;

•	coal users switching to other fuels in order to comply with various environmental standards related to coal combustion;

•	volatility in the capital and credit markets;

•	availability of skilled employees and other workforce factors;

•	our ability to collect payments from our customers;

•	defects in title or the loss of a leasehold interest;

•	railroad, barge, truck and other transportation performance costs;

•	our ability to secure new coal supply arrangements or to renew existing coal supply arrangements;

•	the deferral of contracted shipments of coal by our customers;

•	our ability to service our outstanding indebtedness;

•	our ability to comply with the restrictions imposed by our revolving credit facility, the indenture governing our notes and other financing arrangements;

•	the availability and cost of surety bonds;

•	our ability to obtain and renew various permits, including permits authorizing the disposition of certain mining waste;

•	existing and future legislation and regulations affecting both our coal mining operations and our customers’ coal usage, governmental policies and taxes, including those aimed at reducing emissions of elements such as mercury, sulfur dioxide, nitrogen oxides, or toxic gases, such as hydrogen chloride, particulate matter or greenhouse gases;

•	the accuracy of our estimates of reclamation and other mine closure obligations;

•	our ability to attract and retain key management personnel; and

•	efforts to organize our workforce for representation under a collective bargaining agreement.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other SEC filings, including the more detailed discussion of these factors and other factors that could affect our results included in “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 26, 2015.

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

We market our coal primarily to large utilities with coal-fired, base-load, scrubbed power plants under multi-year coal supply agreements. Our multi-year coal supply agreements usually have specific volume and pricing arrangements for each year of the agreement. These agreements allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices. At March 31, 2015, we had coal supply agreements with terms ranging from one to five years. As of March 31, 2015, we are contractually committed to sell approximately 8.4 million tons of coal in 2015. The average price per committed ton for 2015 is $47.67.

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

Revisions to Mine Plans

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

We completed mining of the Lewis Creek underground mine in March 2015 and have begun extracting the equipment, which will be utilized at our other mining operations in the future. As a result of the closure, we accelerated depreciation of the remaining net book value of the capitalized costs associated with the original development of the mine. Total expense recognized during the first quarter of 2015 to write-off the remaining asset was approximately $6.3 million, which is included as a component of depreciation, depletion, and amortization (DD&A) expense in the condensed consolidated statement of operations for the three months ended March 31, 2015.

In addition to the above, we periodically adjust our mine plans based on changes in current market conditions and the anticipated cost structure at each of our mines. During the first quarter of 2015, we reevaluated the mine plans for certain of our surface operations and, as a result, determined the estimated useful lives of a portion of the machinery and equipment had been reduced based on the expected future utilization of these assets. As such, we have reduced the depreciable lives of the identified machinery and equipment which increased depreciation expense by approximately $0.6 million for the three months ended March 31, 2015 and will continue to increase depreciation expense on a prospective basis.

Sale of Coal Reserves

On May 1, 2015, we sold a 12.10% undivided interest in certain leased and owned land and mineral reserves to our affiliate, Thoroughbred Resources, L.P. (Thoroughbred), in exchange for Thoroughbred forgiving amounts owed by the Company of $18.2 million, which consisted primarily of deferred production royalties. The newly acquired interests in the mineral reserves were leased and/or subleased by Thoroughbred to us in exchange for a production royalty. Similar to previous reserve transfers, this transaction was accounted for as a financing arrangement, and an additional long-term obligation to Thoroughbred of $18.2 million will be recognized in the second quarter of 2015.

The percentage interest in the land and mineral reserves sold was based on a fair value determined by a third-party specialist. As a result of this transaction, Thoroughbred’s undivided interest in certain of the Company’s leased and owned land and mineral reserves in Muhlenberg and Ohio counties increased to 61.38%. See Note 5, “Related Party Transactions,” to the unaudited condensed consolidated financial statements included in this report and “Item 13—Certain Relationships and Related Party Transactions, and Director Independence” in our Annual Report on Form 10-K filed with the SEC on March 26, 2015 for additional information concerning our leases with related parties.

Results of Operations

Non-GAAP Financial Information

Adjusted EBITDA, as presented in this Quarterly Report on Form 10-Q, is a supplemental measure of our performance that is not required by, or presented in accordance with, U.S. generally accepted accounting (GAAP). It is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income (loss) or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as measures of our liquidity.

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

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Summary

	Three Months Ended March 31,		Change
	2015	2014	Amount	Percentage
	(In thousands, except per ton amounts)
Tons of coal sold	1,967	2,357	(390)	(16.5%)
Total revenue	$96,335	$110,866	$(14,531)	(13.1%)
Average sales price per ton	$48.98	$47.04	$1.94	4.1%
Cost of coal sales[1]	$78,830	$90,119	$(11,289)	(12.5%)
Average cost of sales per ton[1]	$40.08	$38.24	$(1.84)	(4.8%)
Net loss	$15,254	$5,300	$(9,954)	(187.8%)
Adjusted EBITDA[2]	$13,120	$15,746	$(2,626)	(16.7%)

[1]	Includes revenue-based production taxes and royalties; excludes depreciation, depletion, and amortization; asset retirement obligation expenses; and general and administrative costs.
[2]	Non-GAAP measure; please see definition above and reconciliation below.

Revenue

Our coal sales revenue for the three months ended March 31, 2015 decreased by $14.5 million, or 13.1%, to $96.3 million, as compared to $110.9 million for the three months ended March 31, 2014. This decrease is attributable to an unfavorable volume variance of approximately $18.3 million year-over-year due to production and delivery issues during the current quarter resulting from the inclement weather experienced in western Kentucky. This was partially offset by a favorable price variance of approximately $3.8 million due to customer mix and higher year-over-year contract prices.

Cost of Coal Sales

Cost of coal sales decreased 12.5% to $78.8 million in the three months ended March 31, 2015, from $90.1 million in the same period of 2014. The decline is primarily attributable to selling 0.4 million tons less in the first quarter of 2015, as compared to the same period of 2014. On a per ton basis, our cost of coal sales increased during the three months ended March 31, 2015, compared to the same period of 2014, from $38.24 per ton to $40.08 per ton. This increase in the per ton amounts is due to lower productivity and inefficiencies encountered at substantially all of our mines resulting from the adverse weather conditions experienced during the first quarter of 2015.

Production Royalty to Related Party

Production royalty to related party was $2.0 million for each of the three months ended March 31, 2015 and 2014. This amount relates to production royalties earned by our affiliate, Thoroughbred, from sales originating from our Kronos underground mine (where the mineral reserves are leased directly from Thoroughbred). Sales volume declines experienced at our Kronos underground mine during the current quarter were offset by year-over-year price increases resulting in the production royalty earned by Thoroughbred to remain unchanged from the prior year.

Depreciation, Depletion and Amortization

DD&A expense increased by $6.7 million, or 65.6%, to $16.9 million during the three months ended March 31, 2015, as compared to the same period of 2014. The increase is primarily due to the accelerated depreciation of the capitalized mine development costs associated with the Lewis Creek underground mine resulting from the closure of the mine in the first quarter of 2015 and the impact of the revision to the useful lives of a portion of the machinery and equipment associated with certain of our surface mines.

Asset Retirement Obligation Expense

Asset retirement obligation expense increased by $0.4 million, or 70.7%, to $0.9 million in the three months ended March 31, 2015, as compared to the same period of 2014. The increase is primarily attributable to changes in asset retirement cost estimates based on revisions to discount rates, reserve valuations and projected mine lives.

General and Administrative Expenses

General and administrative (G&A) expenses were $4.6 million for the three months ended March 31, 2015, which was $0.6 million, or 11.6%, lower than the three months ended March 31, 2014. The decrease in the three months ended March 31, 2015, as compared to the same period of 2014, is due primarily to lower expenses for labor and benefits ($0.9 million), partially offset by higher legal and other professional fees ($0.3 million).

Interest Expense, Net

Interest expense, net is derived from the following components:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
11.75% Senior Secured Notes due 2019	$5,875	$5,875
Senior Secured Credit Facility	—	—
Long-term obligation to related party	2,497	1,827
Other, net	5	542

Total	$8,377	$8,244

Interest expense, net was $8.4 million for the three months ended March 31, 2015, as compared to $8.2 million for the three months ended March 31, 2014. The increase is principally attributable to an increase in the effective interest rate on the long-term obligation to related party due to revisions in the mine plan at December 31, 2014 and the increase in the principal balance of the long-term obligation to related party from the closing of the reserve transfer to Thoroughbred in October 2014, which increased the principal balance on the obligation by $6.1 million. The year-over-year increase in interest expense was partially offset by a higher amount of capitalized interest during the current quarter, as compared to 2014.

Net Loss

Net loss for the three months ended March 31, 2015 was $15.3 million, as compared to $5.3 million for the same period of 2014. The increase in net loss is largely due to the decline in gross margin ($3.2 million) and increase in DD&A expense ($6.7 million), as discussed above.

Adjusted EBITDA

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable GAAP measure:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net loss	$(15,254)	$(5,300)
Depreciation, depletion, and amortization	16,904	10,207
Asset retirement obligation expenses	867	508
Non-cash production royalty to related party	2,001	2,024
Interest expense, net	8,377	8,244
Non-cash employee benefit expense	167	—
Non-cash stock compensation expense	58	63

Adjusted EBITDA	$13,120	$15,746

Our Adjusted EBITDA for the three months ended March 31, 2015 was $13.1 million, as compared to $15.7 million for the three months ended March 31, 2014. The decrease in Adjusted EBITDA resulted primarily from a decline in gross margin as a result of the unfavorable weather conditions and resulting production inefficiencies in the three months ended March 31, 2015, as compared to the same period of 2014, partially offset by lower G&A costs, exclusive of stock compensation expense, experienced in the current quarter.

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

On December 21, 2012, we completed a $200.0 million offering of 11.75% senior secured notes due 2019 (the Notes) and received proceeds of $193.1 million, as the Notes were issued at an original issue discount of 96.567%. Interest on the Notes is due semiannually on June 15 and December 15 of each year. In connection with the offering, we prepaid and terminated our then existing senior secured credit facility. In addition, we entered into a new asset based revolving credit facility, which provides for revolving borrowings of up to $50.0 million (the 2012 Credit Facility).

The principal indicators of our liquidity are our cash on hand and availability under the 2012 Credit Facility. As of March 31, 2015, our available liquidity was $83.6 million, comprised of cash on hand of $61.8 million and $21.8 million available under the 2012 Credit Facility.

We believe that existing cash balances, cash generated from operations and borrowings under the 2012 Credit Facility will be sufficient to meet working capital requirements, anticipated capital expenditures and debt service requirements. We manage our exposure to changing commodity prices for our long-term coal contract portfolio through the use of multi-year coal supply agreements. We generally enter into fixed price, fixed volume supply contracts with terms greater than one year with customers with whom we have historically had limited collection issues. Our ability to satisfy debt service obligations, to fund planned capital expenditures, and to make acquisitions, will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control.

Cash Flows

The following table reflects cash flows for the applicable periods:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net cash provided by (used in):
Operating activities	$12,386	$8,480
Investing activities	$(8,136)	$(3,148)
Financing activities	$(1,956)	$(3,856)

Three Months Ended March 31, 2015 Compared to three Months Ended March 31, 2014

Net cash provided by operating activities was $12.4 million for the three months ended March 31, 2015, an increase of $3.9 million from net cash provided by operating activities of $8.5 million for the same period of 2014. We experienced a decrease in operating income in the first three months of 2015 due to the lower production levels and accelerated depreciation of the capitalized mine development costs associated with the Lewis Creek underground mine, which increased DD&A expense by approximately $6.0 million in the first quarter of 2015, as compared to the same period of 2014. Positively impacting cash flows from operations for the three months ended March 31, 2015 was an increase in accounts payable and accrued liabilities of $2.1 million and accrued interest of $5.9 million due to the timing of payments, and an increase in the net related party liabilities of $4.1 million due to the deferment of amounts owed to our affiliate, Thoroughbred, including interest and royalties earned on leased reserves. Negatively impacting operating cash flows was an increase in accounts receivable due to the timing of cash receipts and an increase in inventory as coal stockpiles are at more normalized levels at March 31, 2015, as compared to the prior year-end. Cash flows from operations for the three months ended March 31, 2014 were positively impacted by an increase in accounts payable and accrued liabilities of $3.2 million and accrued interest of $5.9 million due to the timing of payments, as well as an increase in related party payables due to an increase in royalties earned by Thoroughbred. Negatively impacting operating cash flows was an increase in inventory experienced during the three months ended March 31, 2014 due to the timing of shipments, as well as an increase in accounts receivable related to the increase in revenue and the timing of cash receipts.

Net cash used in investing activities increased $5.0 million to $8.1 million for the three months ended March 31, 2015, compared to $3.1 million for the same period of 2014. The current year investment is primarily attributable to capital expenditures for equipment and mine development associated with a new underground mine at our Parkway complex, whereas the prior year investment is largely attributable to maintaining our existing fixed assets.

Net cash used in financing activities was $2.0 million for the three months ended March 31, 2015, compared to net cash used in financing activities of $3.9 million for the three months ended March 31, 2014. The current year and prior year activity relates primarily to scheduled capital lease and other long-term debt payments.

Contractual Obligations

Our contractual obligations have not changed materially from the disclosures in our Annual Report on Form 10-K filed with the SEC on March 26, 2015.

Capital Expenditures

Our mining operations require investments to expand, upgrade or enhance existing operations and to comply with environmental and safety regulations. Our anticipated total capital expenditures for 2015 are estimated to be within a range of $28.0 million to $31.0 million. Management anticipates funding capital requirements with current cash balances and cash flows provided by operations. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability and cost of additional capital will depend upon our financial condition and results of operations, as well as prevailing market conditions and several other factors over which we have limited control.

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

We began development of a new underground mine in the second quarter of 2014 at our Parkway mine complex to extract coal from the West Kentucky #8 seam, which is anticipated to be completed in the first half of 2015. Annual production capacity at the mine is eventually expected to be expanded to approximately 2.4 million tons. Capitalized development costs as of March 31, 2015 totaled approximately $18.9 million.

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

As of March 31, 2015, we had approximately $34.9 million in surety bonds outstanding to secure the performance of our reclamation obligations, which were supported by approximately $6.0 million of cash posted as collateral.

Related Party Transactions

In the normal course of business, we engage in certain related party transactions with Thoroughbred, as well as other affiliated parties. These transactions generally include production and overriding royalties, administrative service agreements, reserve leases, and certain financing arrangements. For more information regarding our related party transactions, see Note 5, “Related Party Transactions,” to the unaudited condensed consolidated financial statements included in this report and “Item 13—Certain Relationships and Related Party Transactions, and Director Independence” in our Annual Report on Form 10-K filed with the SEC on March 26, 2015.

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

The most significant areas requiring the use of management estimates and assumptions relate to units-of-production amortization calculations, asset retirement obligations, useful lives for depreciation of fixed assets, and the accounting for the long-term obligation to related party. For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K filed with the SEC on March 26, 2015.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued guidance requiring an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, and the new guidance would be applied retrospectively to all prior periods presented. The adoption of this standard update is not expected to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued guidance on management’s responsibility in evaluating, at each annual and interim reporting period, whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early adoption permitted.

In May 2014, the FASB issued a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The standard requires revenue to be recognized when promised goods or services are transferred to a customer in an amount that reflects the consideration expected in exchange for those goods or services. The standard permits the use of either the full retrospective or modified retrospective transition method. This guidance is currently effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption not permitted. In April 2015, the FASB voted for a proposed one-year deferral of the effective date of the new revenue recognition standard. If approved, the new standard will become effective for annual and interim periods beginning after December 15, 2017 with early adoption as of the original effective date permitted. We are currently evaluating the impact of this new pronouncement on our financial statements.

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

Some of the products used in our mining activities, such as diesel fuel, explosives and steel products for roof support used in our underground mining, are subject to price volatility. Through our suppliers, we utilize forward purchases to manage a portion of our exposure related to diesel fuel volatility. A hypothetical increase of $0.10 per gallon for diesel fuel would have increased net loss by $0.2 million for the three months ended March 31, 2015. A hypothetical increase of 10% in steel prices would have increased net loss by $0.5 million for the three months ended March 31, 2015. A hypothetical increase of 10% in explosives prices would have increased net loss by $0.4 million for the three months ended March 31, 2015.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based upon such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2015, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are involved from time to time in various lawsuits and claims arising in the ordinary course of business. Although the outcomes of these lawsuits and claims are uncertain, we do not believe any of them will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 26, 2015.

Item 4. Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item  104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 5. Other Information

(a) Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 12, 2015. The final results for each of the matters submitted to a vote of shareholders at the Annual Meeting of Shareholders are listed below. Broker non-votes are not shown because there is no public trading market for the Company’s Common Stock, and no brokers hold shares for any underlying beneficial owners of such shares.

Proposal 1: To elect each of the following to serve as a Class I Director of the Company to serve a three-year term expiring at the 2018 Annual Meeting of Shareholders or until the earlier of his death, resignation, or removal, or until his successor has been duly elected and qualified.

Name	Votes For	Votes Against	Abstentions
Kenneth E. Allen	21,786,881	—	66,343
Anson M. Beard, Jr.	21,798,881	—	54,343
Martin D. Wilson	21,798,881	—	54,343

Proposal 2: To ratify the previous appointment of J. Hord Armstrong, III and Greg A. Walker as Class II Directors with terms expiring at the 2016 Annual Meeting of Shareholders or until the earlier of their death, resignation, or removal or until their successors have been duly elected and qualified.

Votes For	Votes Against	Abstentions
21,798,881	—	54,343

Proposal 3: To ratify the previous appointment of James C. Crain, Richard F. Ford and Bryan H. Lawrence as Class III Directors with terms expiring at the 2017 Annual Meeting of Shareholders or until the earlier of their death, resignation, or removal or until their successors have been duly elected and qualified.

Votes For	Votes Against	Abstentions
21,798,881	—	54,343

Proposal 4: To ratify and approve all prior acts taken by the Company’s Board of Directors, committees of the Board of Directors and officers on behalf of the Company.

Votes For	Votes Against	Abstentions
21,560,694	—	292,530

Appointment of Chief Executive Officer

On May 12, 2015, the Company’s board of directors (the Board) appointed Martin D. Wilson, previously President and Chief Commercial Officer, as President and Chief Executive Officer of the Company, effective immediately. Mr. Wilson succeeds J. Hord Armstrong, III as the Company’s Chief Executive Officer. Mr. Armstrong is the current Chairman of the Board and will remain in this position as Executive Chairman of the Board.

Mr. Wilson, age 53, served as the President of our predecessor, Armstrong Land Company, LLC, and as a member of our predecessor’s board of managers, from its formation in 2006 until 2011. From 2011 to July 2014, Mr. Wilson was our President, and since that time, he served as our President and Chief Commercial Officer. From 1985 to 1988, Mr. Wilson was employed by KPMG Peat Marwick. From 1988 until 2005, he served as President and Chief Operating Officer of D&K Healthcare Resources, Inc.

Effective May 16, 2015, the annual salaries for Messrs. Wilson and Armstrong will be adjusted to $450,000 and $380,000, respectively, such compensation changes being approved by the compensation committee of the Board. The remaining terms of their respective employment agreements, as periodically reviewed and applied by the compensation committee of the Board, will remain unchanged.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the fiscal quarter ended March 31, 2015.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

4.1	Fourth Supplemental Indenture, dated as of January 29, 2015, among Armstrong Coal Sales, LLC, Armstrong Energy, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture.	10-K	333-191182	4.12	3/26/15

4.2	Joinder No. 3, dated as of January 29, 2015, to the Security Agreement, dated as of December 21, 2012 (as amended, restated, supplemented, or otherwise modified from time to time), by and among Each of the Parties Listed on the Signature Pages thereto and Those Additional Entities that Thereafter Become Parties thereto and Wells Fargo Bank, National Association, as Trustee and as Collateral Agent.	10-K	333-191182	4.13	3/26/15

10.1	Amended and Restated Armstrong Energy, Inc. 2011 Long-Term Incentive Plan.	10-K	333-191182	10.30	3/26/15

10.2	Guarantor Joinder and Assumption Agreement made as of January 29, 2015 by Armstrong Coal Sales, LLC.	10-K	333-191182	10.42	3/26/15

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

95.1	Federal Mine Safety and Health Act Information.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Scheme Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

#	This certification is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMSTRONG ENERGY, INC.

Date: May 14, 2015	By:	/s/ J. Richard Gist

J. Richard Gist
Senior Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)