Form 10-Q
period 2015-06-30
Armstrong Energy, Inc.
filed 2015-08-14
CIK 1532288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 1, 2015, there were 21,853,224 shares of Armstrong Energy, Inc.’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Armstrong Energy, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63,303	$59,518
Accounts receivable	21,213	21,799
Inventories	10,464	10,552
Prepaid and other assets	2,886	2,962
Deferred income taxes	1,454	735

Total current assets	99,320	95,566
Property, plant, equipment, and mine development, net	399,211	408,740
Investments	3,448	3,372
Other non-current assets	23,958	24,769

Total assets	$525,937	$532,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,115	$27,593
Accrued and other liabilities	20,884	17,117
Current portion of capital lease obligations	2,048	2,426
Current maturities of long-term debt	5,598	4,929

Total current liabilities	51,645	52,065
Long-term debt, less current maturities	200,764	198,960
Long-term obligation to related party	129,515	110,713
Related party payables, net	8,218	18,172
Asset retirement obligations	14,033	17,379
Long-term portion of capital lease obligations	441	1,358
Deferred income taxes	1,454	735
Other non-current liabilities	9,020	8,208

Total liabilities	415,090	407,590
Stockholders’ equity:
Common stock, $0.01 par value, 70,000,000 shares authorized, 21,853,224 and 21,936,844 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	218	219
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in-capital	238,691	238,549
Accumulated deficit	(124,553)	(110,193)
Accumulated other comprehensive loss	(3,532)	(3,741)

Armstrong Energy, Inc.’s equity	110,824	124,834
Non-controlling interest	23	23

Total stockholders’ equity	110,847	124,857

Total liabilities and stockholders’ equity	$525,937	$532,447

See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$93,139	$116,287	$189,474	$227,153
Costs and Expenses:
Cost of coal sales, exclusive of items shown separately below	70,153	95,166	148,983	185,285
Production royalty to related party	2,053	2,240	4,054	4,264
Depreciation, depletion, and amortization	10,505	9,731	27,409	19,938
Asset retirement obligation expenses	717	500	1,584	1,008
General and administrative expenses	4,283	4,743	8,922	9,989

Operating income (loss)	5,428	3,907	(1,478)	6,669
Other income (expense):
Interest expense, net	(8,870)	(8,290)	(17,247)	(16,534)
Other, net	4,595	245	4,624	427

Income (loss) before income taxes	1,153	(4,138)	(14,101)	(9,438)
Income tax provision	259	—	259	—

Net income (loss)	894	(4,138)	(14,360)	(9,438)
Income attributable to non-controlling interest	—	—	—	—

Net income (loss) attributable to common stockholders	$894	$(4,138)	$(14,360)	$(9,438)

See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$894	$(4,138)	$(14,360)	$(9,438)
Other comprehensive income:
Postretirement benefit plan and other employee benefit obligations, net of tax of zero	104	26	209	52

Other comprehensive income	104	26	209	52

Comprehensive income (loss)	998	(4,112)	(14,151)	(9,386)
Less: Comprehensive income (loss) attributable to non-controlling interest	—	—	—	—

Comprehensive income (loss) attributable to common stockholders	$998	$(4,112)	$(14,151)	$(9,386)

See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2015

(Amounts in thousands)

	Common Stock		Preferred Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2014	21,937	$219	—	$—	$238,549	$(110,193)	$(3,741)	$23	$124,857
Net loss	—	—	—	—	—	(14,360)	—	—	(14,360)
Stock based compensation	—	—	—	—	141	—	—	—	141
Postretirement benefit plan and other employee benefit obligations, net of tax of zero	—	—	—	—	—	—	209	—	209
Repurchase of common stock	(84)	(1)	—	—	1	—	—	—	—

Balance at June 30, 2015	21,853	$218	—	$—	$238,691	$(124,553)	$(3,532)	$23	$110,847

See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(14,360)	$(9,438)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash stock compensation expense	141	(117)
Income from equity affiliate	(76)	(15)
Loss on disposal of property, plant and equipment	72	2
Amortization of original issue discount	412	365
Amortization of debt issuance costs	751	621
Depreciation, depletion and amortization	27,409	19,938
Asset retirement obligation expenses	1,584	1,008
Non-cash activity with related party, net	8,849	7,064
Non-cash interest on long-term obligations	12	(16)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	586	(779)
Decrease in inventories	88	338
Decrease in prepaid and other assets	77	1,317
Decrease (increase) in other non-current assets	46	(2,801)
(Decrease) increase in accounts payable and accrued and other liabilities	(4,728)	5,147
Increase in other non-current liabilities	812	498

Net cash provided by operating activities:	21,675	23,132
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(14,402)	(6,843)
Proceeds from disposal of fixed assets	475	5

Net cash used in investing activities	(13,927)	(6,838)
Cash Flows from Financing Activities:
Payment on capital lease obligations	(1,296)	(1,509)
Payments of long-term debt	(2,667)	(3,741)
Repurchase of employee stock relinquished for tax withholdings	—	(87)

Net cash used in financing activities	(3,963)	(5,337)

Net change in cash and cash equivalents	3,785	10,957
Cash and cash equivalents, at the beginning of the period	59,518	51,632

Cash and cash equivalents, at the end of the period	$63,303	$62,589

	Six Months Ended June 30,
	2015	2014
Supplemental cash flow information:
Non-Cash Transactions:
Assets acquired with long-term debt	$4,728	$971
Non-cash portion of land and reserve sale/financing with related party	$18,172	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reporting and U.S. Securities and Exchange Commission (SEC) regulations. In the opinion of management, all adjustments consisting of normal, recurring accruals considered necessary for a fair presentation have been included. Balance sheet information presented herein as of December 31, 2014 has been derived from the Company’s audited consolidated balance sheet at that date. Results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015. Certain prior year amounts have been reclassified to conform with the 2015 presentation. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

In May 2014, the FASB issued a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard requires revenue to be recognized when promised goods or services are transferred to a customer in an amount that reflects the consideration expected in exchange for those goods or services. The standard permits the use of either the full retrospective or modified retrospective transition method. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted to the original effective date of December 15, 2016. The Company is currently evaluating the impact of this new pronouncement on its financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES

Long-Lived Assets

If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed for recoverability. If this review indicates the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value through a non-cash impairment loss. During the first half of 2015, events and circumstances, including the continued decline in pricing and demand for U.S. coal, have indicated the carrying value of the Company’s long-lived assets might be impaired. However, the Company’s estimates of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless, it is possible the estimate of undiscounted cash flows may change in the future resulting in the need to write down those assets to fair value.

3. INVENTORIES

Inventories consist of the following amounts:

	June 30, 2015	December 31, 2014
Materials and supplies	$9,613	$10,378
Coal—raw and saleable	851	174

Total	$10,464	$10,552

4. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of the following amounts:

	June 30, 2015	December 31, 2014
Payroll and related benefits	$8,185	$7,661
Taxes other than income taxes	5,592	4,588
Interest	1,004	991
Asset retirement obligations	2,587	342
Royalties	645	691
Other	2,871	2,844

Total	$20,884	$17,117

5. OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following amounts:

	June 30, 2015	December 31, 2014
Escrows and deposits	$4,668	$4,649
Restricted surety and cash bonds	6,115	6,379
Advanced royalties	5,041	4,842
Deferred financing costs, net	8,014	8,765
Intangible assets, net	120	134

Total	$23,958	$24,769

6. RELATED PARTY TRANSACTIONS

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

As of June 30, 2015, the Company’s total ownership in Thoroughbred equaled 1.1%. Income from the equity interest in Thoroughbred for the three months ended June 30, 2015 and 2014 totaled $41, and $9, respectively, and for the six months ended June 30, 2015 and 2014 totaled $76 and $15, respectively.

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

The Company sold a 3.85% undivided interest in certain leased and owned land and mineral reserves to Thoroughbred on October 1, 2014 in exchange for Thoroughbred forgiving amounts owed by the Company of $8,202. On May 1, 2015, the Company sold an additional 12.10% undivided interest in certain leased and owned land and mineral reserves to Thoroughbred in exchange for Thoroughbred forgiving amounts owed by the Company of $18,172. The amounts forgiven by Thoroughbred consisted primarily of deferred production royalties. The newly acquired interests in the mineral reserves were leased and/or subleased by Thoroughbred to the Company in exchange for a production royalty. These transactions were accounted for as financing arrangements and additional long-term obligations to Thoroughbred of $8,202 and $18,172 were recognized on October 1, 2014 and May 1, 2015, respectively.

The percentage interests in the land and mineral reserves sold to Thoroughbred in the above transactions was based on fair values determined by a third-party specialist. As a result of these transactions, Thoroughbred’s undivided interest in certain of the Company’s leased and owned land and mineral reserves in Muhlenberg and Ohio counties as of June 30, 2015 and December 31, 2014 was 61.38% and 49.28%, respectively.

As of June 30, 2015 and December 31, 2014, the outstanding long-term obligation to related party totaled $129,515 and $110,713, respectively. Interest expense recognized for the three months ended June 30, 2015 and 2014 associated with the long-term obligation to related party was $3,139 and $1,837, respectively, and for the six months ended June 30, 2015 and 2014 was $5,636 and $3,664, respectively. The effective interest rate of the long-term obligation to related party, which is adjusted based on significant mine plan changes and the completion of the periodic reserve transfers, was 9.2% as of June 30, 2015.

Lease of Coal Reserves

In February 2011, Thoroughbred entered into a lease and sublease agreement with the Company relating to its Elk Creek reserves and granted the Company a license to mine coal on those properties. The terms of this agreement mirror those of the lease agreements associated with the jointly owned reserves between the Company and Thoroughbred. Total production royalties owed from mining of the Elk Creek reserves, where the Company’s Kronos underground mine resides, for the three months ended June 30, 2015 and 2014 totaled $2,053 and $2,240, respectively, and for the six months ended June 30, 2015 and 2014 totaled $4,054 and $4,264, respectively.

In February 2014, the Company entered into an additional lease and/or sublease with Thoroughbred for certain mineral reserves located in Muhlenberg and McLean Counties of Kentucky, contiguous to its existing reserves, in exchange for a production royalty. Total proven and probable mineral reserves included as part of the transaction was approximately 198 million tons. The initial term of the lease is ten years, with an automatic extension of up to ten years. No mining of this reserve had commenced as of June 30, 2015.

Administrative Services Agreements

The Company entered into an administrative services agreement with Thoroughbred and its general partner, ECGP, pursuant to which the Company agreed to provide Thoroughbred with general administrative and management services, including, but not limited to, human resources, information technology, financial and accounting services and legal services. The administrative service fee, which is adjusted annually, is approved by the conflicts committee of the board of directors. As consideration for the use of the Company’s employees and services, and for certain shared fixed costs, Thoroughbred paid the Company $300 and $253 for the three months ended June 30, 2015 and 2014, respectively, and $600 and $507 for the six months ended June 30, 2015 and 2014, respectively.

Other

In 2006 and 2007, the Company entered into overriding royalty agreements with a current and a former executive employee to compensate them $0.05/ton of coal mined and sold from properties owned by certain subsidiaries of the Company. The agreements remain in effect for the later of 20 years from the date of the agreement or until all salable coal has been extracted. Both royalty agreements transfer with the property regardless of ownership or lease status. The royalties are payable the month following the sale of coal mined from the specified properties. The Company accounts for these royalty arrangements as expense in the period in which the coal is sold. Expense recorded in the three months ended June 30, 2015 and 2014, was $173 and $211, respectively, and $338 and $413 in the six months ended June 30, 2015 and 2014, respectively.

7. LONG-TERM DEBT

The Company’s total indebtedness consisted of the following:

Type	June 30, 2015	December 31, 2014
11.75% Senior Secured Notes due 2019	$194,982	$194,570
Senior Secured Credit Facility	—	—
Other	11,380	9,319

	206,362	203,889
Less: current maturities	5,598	4,929

Total long-term debt	$200,764	$198,960

Senior Secured Notes due 2019

On December 21, 2012, the Company completed a $200,000 offering of 11.75% Senior Secured Notes due 2019 (the Notes). The Notes were issued at an original issue discount (OID) of 96.567%. The OID was recorded on the Company’s balance sheet as a component of long-term debt, and is being amortized to interest expense over the life of the Notes. As of June 30, 2015 and December 31, 2014, the unamortized OID was $5,018 and $5,430, respectively. Interest on the Notes is due semiannually on June 15 and December 15 of each year. The Company used $123,698 of the proceeds from this issuance to prepay and terminate its previous senior secured credit facility, including accrued and unpaid interest. In addition, the Company used the proceeds to pay fees and expenses of $8,358 related to the Notes offering, which are being amortized to interest expense over the life of the Notes.

2012 Credit Facility

Concurrently with the closing of the Notes offering on December 21, 2012, the Company entered into a new asset based revolving credit facility (the 2012 Credit Facility). The 2012 Credit Facility provides for a five-year $50,000 revolving credit facility that will expire on December 21, 2017. Borrowings under the 2012 Credit Facility may not exceed a borrowing base, as defined within the 2012 Credit Facility agreement. In addition, the 2012 Credit Facility includes a $10,000 letter of credit sub-facility and a $5,000 swingline loan sub-facility. As of June 30, 2015 and December 31, 2014, there were no borrowings outstanding under the 2012 Credit Facility, and the Company had $19,946 available for borrowing under the 2012 Credit Facility at June 30, 2015. The Company incurred $1,198 of deferred financing fees related to the 2012 Credit Facility that have been capitalized and are being amortized to interest expense over the life of the 2012 Credit Facility.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	June 30, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
11.75% Senior Secured Notes due 2019(1)	$141,500	$194,982	$206,000	$194,570
Long-term obligation to related party	104,005	129,515	115,731	110,713

Total	$245,505	$324,497	$321,731	$305,283

(1)	The carrying value of the Notes is net of the unamortized OID as of June 30, 2015 and December 31, 2014, respectively.

The fair value of the Notes is based on quoted market prices, while the fair value of the long-term obligation to related party was based on estimated cash flows discounted to their present value.

9. INCOME TAXES

The Company has not recognized certain income tax benefits, as it does not believe it is more likely than not it will be able to realize its net deferred tax assets. The Company has, therefore, established a valuation allowance against its net deferred tax assets as of June 30, 2015 and December 31, 2014. Based on the anticipated reversals of its deferred tax assets and deferred tax liabilities, the Company has concluded a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.

10. EMPLOYEE BENEFIT PLANS

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

Net periodic postretirement benefit cost included the following components:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Service cost for benefits earned	$304	$259	$608	$517
Interest cost on accumulated postretirement benefit obligation	31	21	61	43
Amortization of prior service cost	26	26	52	52

Net periodic postretirement cost	$361	$306	$721	$612

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2015 consisted of the following:

	Postretirement Benefit Plan and Other Employee Benefit Obligations	Accumulated Other Comprehensive Loss
Balance as of December 31, 2014	$(3,741)	$(3,741)
Other comprehensive loss before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive loss	209	209

Net current-period accumulated other comprehensive loss	(3,532)	(3,532)

Balance as of June 30, 2015	$(3,532)	$(3,532)

The following is a summary of reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2015 and 2014:

Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Condensed Consolidated Statement of Operations	Amounts Reclassified from Accumulated Other Comprehensive Loss For the Three Months Ended June 30,
		2015	2014
Amortization of prior service cost associated with postretirement benefit plan and other employee benefit obligations	Cost of coal sales	$(104)	$(26)

		(104)	(26)
Income taxes		—	—

Total reclassifications		$(104)	$(26)

Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Condensed Consolidated Statement of Operations	Amounts Reclassified from Accumulated Other Comprehensive Loss For the Six Months Ended June 30,
		2015	2014
Amortization of prior service cost associated with postretirement benefit plan and other employee benefit obligations	Cost of coal sales	$(209)	$(52)

		(209)	(52)
Income taxes		—	—

Total reclassifications		$(209)	$(52)

12. CLOSURE OF LEWIS CREEK UNDERGROUND MINE

The Company’s Lewis Creek underground mine, which produced coal from the West Kentucky #9 seam, experienced significant operating inefficiencies due to the geological conditions of the portion of the reserve being mined. As a result of the ongoing mining difficulties, a final decision was made in August 2014 not to continue advancing under the current mine plan, but rather to retreat and mine only in the eastern portion of the reserve.

The Company completed mining of the Lewis Creek underground mine in March 2015 and has begun extracting the equipment, which will be utilized at its other mining operations in the future. As a result of the closure, the Company accelerated depreciation of the remaining net book value of the capitalized costs associated with the original development of the mine. Total expense recognized during the first quarter of 2015 to write-off the remaining asset was approximately $6,318, which is included as a component of depreciation, depletion, and amortization expense in the condensed consolidated statement of operations for the six months ended June 30, 2015.

13. COMMITMENTS AND CONTINGENCIES

The Company is subject to various market, operational, financial, regulatory, and legislative risks. Numerous federal, state, and local governmental permits and approvals are required for mining operations. Federal and state regulations require regular monitoring of mines and other facilities to document compliance. Monetary penalties of $1,583 and $1,747 related to Mine Safety and Health Administration fines were accrued as of June 30, 2015 and December 31, 2014, respectively.

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

14. OTHER, NET

During the second quarter of 2015, the Company received a refund for a portion of the Kentucky sales and use taxes paid on the purchase of certain energy and energy producing fuels for the period of 2008 through 2013. The refund, including interest, totaled $4,482, which is included in other, net in the condensed consolidated statement of operations for the three and six months ended June 30, 2015.

15. SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

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

Supplemental Condensed Consolidating Balance Sheets

	June 30, 2015
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$63,303	$—	$63,303
Accounts receivable	—	21,213	—	21,213
Inventories	—	10,464	—	10,464
Prepaid and other assets	269	2,617	—	2,886
Deferred income taxes	—	1,454	—	1,454

Total current assets	269	99,051	—	99,320
Property, plant, equipment, and mine development, net	15,359	383,852	—	399,211
Investments	—	3,448	—	3,448
Investments in subsidiaries	198,145	—	(198,145)	—
Intercompany receivables	81,489	(81,489)	—	—
Other non-current assets	8,229	15,729	—	23,958

Total assets	$304,491	$420,591	$(198,145)	$525,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100	$23,015	$—	$23,115
Accrued and other liabilities	1,235	19,649	—	20,884
Current portion of capital lease obligations	—	2,048	—	2,048
Current maturities of long-term debt	—	5,598	—	5,598

Total current liabilities	1,335	50,310	—	51,645
Long-term debt, less current maturities	194,982	5,782	—	200,764
Long-term obligation to related party	—	129,515	—	129,515
Related party payables, net	(3,811)	12,029	—	8,218
Asset retirement obligations	—	14,033	—	14,033
Long-term portion of capital lease obligations	—	441	—	441
Deferred income taxes	—	1,454	—	1,454
Other non-current liabilities	161	8,859	—	9,020

Total liabilities	192,667	222,423	—	415,090
Stockholders’ equity:
Armstrong Energy, Inc.’s equity	110,824	198,145	(198,145)	110,824
Non-controlling interest	—	23	—	23

Total stockholders’ equity	110,824	198,168	(198,145)	110,847

Total liabilities and stockholders’ equity	$303,491	$420,591	$(198,145)	$525,937

Supplemental Condensed Consolidating Balance Sheets

	December 31, 2014
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$59,518	$—	$59,518
Accounts receivable	—	21,799	—	21,799
Inventories	—	10,552	—	10,552
Prepaid and other assets	62	2,900	—	2,962
Deferred income taxes	735	—	—	735

Total current assets	797	94,769	—	95,566
Property, plant, equipment, and mine development, net	14,648	394,092	—	408,740
Investments	—	3,372	—	3,372
Investments in subsidiaries	199,435	—	(199,435)	—
Intercompany receivables	96,755	(96,755)	—	—
Other non-current assets	8,980	15,789	—	24,769

Total assets	$320,615	$411,267	$(199,435)	$532,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100	$27,493	$—	$27,593
Accrued and other liabilities	3,456	13,661	—	17,117
Current portion of capital lease obligations	—	2,426	—	2,426
Current maturities of long-term debt	—	4,929	—	4,929

Total current liabilities	3,556	48,509	—	52,065
Long-term debt, less current maturities	194,570	4,390	—	198,960
Long-term obligation to related party	—	110,713	—	110,713
Related party payables, net	(3,211)	21,383	—	18,172
Asset retirement obligations	—	17,379	—	17,379
Long-term portion of capital lease obligations	—	1,358	—	1,358
Deferred income taxes	735	—	—	735
Other non-current liabilities	131	8,077	—	8,208

Total liabilities	195,781	211,809	—	407,590
Stockholders’ equity:
Armstrong Energy, Inc.’s equity	124,834	199,435	(199,435)	124,834
Non-controlling interest	—	23	—	23

Total stockholders’ equity	124,834	199,458	(199,435)	124,857

Total liabilities and stockholders’ equity	$320,615	$411,267	$(199,435)	$532,447

Supplemental Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2015
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$93,139	$—	$93,139
Costs and Expenses:
Cost of coal sales, exclusive of items shown separately below	—	70,153	—	70,153
Production royalty to related party	—	2,053	—	2,053
Depreciation, depletion, and amortization	507	9,998	—	10,505
Asset retirement obligation expenses	—	717	—	717
General and administrative expenses	601	3,682	—	4,283

Operating (loss) income	(1,108)	6,536	—	5,428
Other income (expense):
Interest expense, net	(5,568)	(3,302)	—	(8,870)
Other, net	—	4,595	—	4,595
Income from investment in subsidiaries	7,570	—	(7,570)	—

Income before income taxes	894	7,829	(7,570)	1,153
Income tax provision	—	259	—	259

Net income	894	7,570	(7,570)	894
Less: income attributable to non-controlling interest	—	—	—	—

Net income attributable to common stockholders	$894	$7,570	$(7,570)	$894

	Three Months Ended June 30, 2014
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$116,287	$—	$116,287
Costs and Expenses:
Cost of coal sales, exclusive of items shown separately below	—	95,166	—	95,166
Production royalty to related party	—	2,240	—	2,240
Depreciation, depletion, and amortization	471	9,260	—	9,731
Asset retirement obligation expenses	—	500	—	500
General and administrative expenses	909	3,834	—	4,743

Operating (loss) income	(1,380)	5,287	—	3,907
Other income (expense):
Interest expense, net	(6,237)	(2,053)	—	(8,290)
Other, net	—	245	—	245
Income from investment in subsidiaries	3,479	—	(3,479)	—

(Loss) income before income taxes	(4,138)	3,479	(3,479)	(4,138)
Income tax provision	—	—	—	—

Net (loss) income	(4,138)	3,479	(3,479)	(4,138)
Less: income attributable to non-controlling interest	—	—	—	—

Net (loss) income attributable to common stockholders	$(4,138)	$3,479	$(3,479)	$(4,138)

Supplemental Condensed Consolidated Statements of Operations

	Six Months Ended June 30, 2015
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$189,474	$—	$189,474
Costs and Expenses:
Cost of coal sales, exclusive of items shown separately below	—	148,983	—	148,983
Production royalty to related party	—	4,054	—	4,054
Depreciation, depletion, and amortization	1,012	26,397	—	27,409
Asset retirement obligation expenses	—	1,584	—	1,584
General and administrative expenses	782	8,140	—	8,922

Operating (loss) income	(1,794)	316	—	(1,478)
Other income (expense):
Interest expense, net	(11,277)	(5,970)	—	(17,247)
Other, net	—	4,624	—	4,624
Loss from investment in subsidiaries	(1,289)	—	1,289	—

Loss before income taxes	(14,360)	(1,030)	1,289	(14,101)
Income tax provision	—	259	—	259

Net loss	(14,360)	(1,289)	1,289	(14,360)
Less: income attributable to non-controlling interest	—	—	—	—

Net loss attributable to common stockholders	$(14,360)	$(1,289)	$1,289	$(14,360)

	Six Months Ended June 30, 2014
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$227,153	$—	$227,153
Costs and Expenses:
Cost of coal sales, exclusive of items shown separately below	—	185,285	—	185,285
Production royalty to related party	—	4,264	—	4,264
Depreciation, depletion, and amortization	947	18,991	—	19,938
Asset retirement obligation expenses	—	1,008	—	1,008
General and administrative expenses	1,829	8,160	—	9,989

Operating (loss) income	(2,776)	9,445	—	6,669
Other income (expense):
Interest expense, net	(12,485)	(4,049)	—	(16,534)
Other, net	—	427	—	427
Income from investment in subsidiaries	5,823	—	(5,823)	—

(Loss) income before income taxes	(9,438)	5,823	(5,823)	(9,438)
Income tax provision	—	—	—	—

Net (loss) income	(9,438)	5,823	(5,823)	(9,438)
Less: income attributable to non-controlling interest	—	—	—	—

Net (loss) income attributable to common stockholders	$(9,438)	$5,823	$(5,823)	$(9,438)

Supplemental Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2015
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$894	$7,570	$(7,570)	$894
Other comprehensive income:
Postretirement benefit plan and other employee benefit obligation	—	104	—	104

Other comprehensive income	—	104	—	104

Comprehensive income	894	7,674	(7,570)	998
Less: comprehensive income (loss) attributable to non-controlling interest	—	—	—	—

Comprehensive income attributable to common stockholders	$894	$7,674	$(7,570)	$998

	Three Months Ended June 30, 2014
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(4,138)	$3,479	$(3,479)	$(4,138)
Other comprehensive income:
Postretirement benefit plan and other employee benefit obligation	—	26	—	26

Other comprehensive income	—	26	—	26

Comprehensive (loss) income	(4,138)	3,505	(3,479)	(4,112)
Less: comprehensive income (loss) attributable to non-controlling interest	—	—	—	—

Comprehensive (loss) income attributable to common stockholders	$(4,138)	$3,505	$(2,395)	$(4,112)

Supplemental Condensed Consolidated Statements of Comprehensive Income (Loss)

	Six Months Ended June 30, 2015
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(14,360)	$(1,289)	$1,289	$(14,360)
Other comprehensive income:
Postretirement benefit plan and other employee benefit obligation	—	209	—	209

Other comprehensive income	—	209	—	209

Comprehensive loss	(14,360)	(1,080)	1,289	(14,151)
Less: comprehensive income (loss) attributable to non-controlling interest	—	—	—	—

Comprehensive loss attributable to common stockholders	$(14,360)	$(1,080)	$1,289	$(14,151)

	Six Months Ended June 30, 2014
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(9,438)	$5,823	$(5,823)	$(9,438)
Other comprehensive income:
Postretirement benefit plan and other employee benefit obligation	—	52	—	52

Other comprehensive income	—	52	—	52

Comprehensive (loss) income	(9,438)	5,875	(5,823)	(9,386)
Less: comprehensive income (loss) attributable to non-controlling interest	—	—	—	—

Comprehensive (loss) income attributable to common stockholders	$(9,438)	$5,875	$(5,823)	$(9,386)

Supplemental Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2015
	Parent / Issuer	Guarantor Subsidiaries	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities:	$(13,546)	$35,221	$21,675
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(1,723)	(12,679)	(14,402)
Proceeds from disposal of fixed assets	—	475	475

Net cash used in investing activities	(1,723)	(12,204)	(13,927)
Cash Flows from Financing Activities:
Payment on capital lease obligations	—	(1,296)	(1,296)
Payment of long-term debt	—	(2,667)	(2,667)
Transactions with affiliates, net	15,269	(15,269)	—

Net cash provided by (used in) financing activities	15,269	(19,232)	(3,963)

Net change in cash and cash equivalents	—	3,785	3,785
Cash and cash equivalents, at the beginning of the period	—	59,518	59,518

Cash and cash equivalents, at the end of the period	$—	$63,303	$63,303

	Six Months Ended June 30, 2014
	Parent / Issuer	Guarantor Subsidiaries	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities:	$(14,754)	$37,886	$23,132
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(540)	(6,303)	(6,843)
Proceeds from disposal of fixed assets	—	5	5

Net cash used in investing activities	(540)	(6,298)	(6,838)
Cash Flows from Financing Activities:
Payment on capital lease obligations	—	(1,509)	(1,509)
Payment of long-term debt	—	(3,741)	(3,741)
Repurchase of employee stock relinquished for tax withholdings	(87)	—	(87)
Transactions with affiliates, net	15,381	(15,381)	—

Net cash provided by (used in) financing activities	15,294	(20,631)	(5,337)

Net change in cash and cash equivalents	—	10,957	10,957
Cash and cash equivalents, at the beginning of the period	—	51,632	51,632

Cash and cash equivalents, at the end of the period	$—	$62,589	$62,589

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

When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other SEC filings, including the more detailed discussion of these factors and other factors that could affect our results included in “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 26, 2015, as may be updated in subsequent filings with the SEC.

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

We market our coal primarily to large utilities with coal-fired, base-load, scrubbed power plants under multi-year coal supply agreements. Our multi-year coal supply agreements usually have specific volume and pricing arrangements for each year of the agreement. These agreements allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices. At June 30, 2015, we had coal supply agreements with terms ranging from one to five years. As of June 30, 2015, we are contractually committed to sell approximately 8.4 million tons of coal in 2015. The average price per committed ton for 2015 is $46.23.

Recent Developments

Revisions to Mine Plans

Our Lewis Creek underground mine, which produced coal from the West Kentucky #9 seam, experienced significant operating inefficiencies due to the geological conditions of the portion of the reserve being mined. As a result of the ongoing mining difficulties, a final decision was made in August 2014 not to continue advancing under the current mine plan, but rather to retreat and mine only in the eastern portion of the reserve.

We completed mining of the Lewis Creek underground mine in March 2015 and have begun extracting the equipment, which will be utilized at our other mining operations in the future. As a result of the closure, we accelerated depreciation of the remaining net book value of the capitalized costs associated with the original development of the mine. Total expense recognized during the first quarter of 2015 to write-off the remaining asset was approximately $6.3 million, which is included as a component of depreciation, depletion, and amortization (DD&A) expense in the condensed consolidated statement of operations for the six months ended June 30, 2015.

In addition to the above, we periodically adjust our mine plans based on changes in current market conditions, the regulatory environment, and the anticipated cost structure at each of our mines. During the first quarter of 2015, we reevaluated the mine plans for certain of our surface operations and, as a result, determined the estimated useful lives of a portion of the machinery and equipment had been reduced based on the expected future utilization of these assets. As such, we have reduced the depreciable lives of the identified machinery and equipment which increased depreciation expense by approximately $0.6 million and $1.2 million for the three and six months ended June 30, 2015, respectively, and will continue to increase depreciation expense on a prospective basis.

Sale of Coal Reserves

On May 1, 2015, we sold a 12.10% undivided interest in certain leased and owned land and mineral reserves to our affiliate, Thoroughbred Resources, L.P. (Thoroughbred), in exchange for Thoroughbred forgiving amounts owed by the Company of $18.2 million, which consisted primarily of deferred production royalties. The newly acquired interests in the mineral reserves were leased and/or subleased by Thoroughbred to us in exchange for a production royalty. Similar to previous reserve transfers, this transaction was accounted for as a financing arrangement, and an additional long-term obligation to Thoroughbred of $18.2 million was recognized in the second quarter of 2015.

The percentage interest in the land and mineral reserves sold was based on a fair value determined by a third-party specialist. As a result of this transaction, Thoroughbred’s undivided interest in certain of the Company’s leased and owned land and mineral reserves in Muhlenberg and Ohio counties increased to 61.38%. See Note 6, “Related Party Transactions,” to the unaudited condensed consolidated financial statements included in this report and “Item 13—Certain Relationships and Related Party Transactions, and Director Independence” in our Annual Report on Form 10-K filed with the SEC on March 26, 2015 for additional information concerning our leases with related parties.

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

We define “Adjusted EBITDA” as net income (loss) before deducting net interest expense, income taxes, depreciation, depletion and amortization, asset retirement obligation expense, non-cash production royalty to related party, loss on settlement of interest rate swap, loss on deferment of equity offering, gain on settlement of asset retirement obligations, non-cash stock compensation expense, non-cash employee benefit expense, non-cash charges related to non-recourse notes, gain on deconsolidation, and (gain) loss on extinguishment of debt. We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate Adjusted EBITDA in the same manner. We present Adjusted EBITDA because we consider it an important supplemental measure of our performance and believe it is useful to an investor in evaluating our Company. We also include a quantitative reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net income (loss), in the sections that follow.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Summary

	Three Months Ended June 30,		Change
	2015	2014	Amount	Percentage
	(In thousands, except per ton amounts)
Tons of coal sold	2,039	2,475	(436)	(17.6%)
Total revenue	$93,139	$116,287	$(23,148)	(19.9%)
Average sales price per ton	$45.68	$46.98	$(1.30)	(2.8%)
Cost of coal sales[1]	$70,153	$95,166	$25,013	26.3%
Average cost of sales per ton[1]	$34.41	$38.45	$4.04	10.5%
Net income (loss)	$894	$(4,138)	$5,032	121.6%
Adjusted EBITDA[2]	$23,548	$16,443	$7,105	43.2%

[1]	Includes revenue-based production taxes and royalties; excludes depreciation, depletion, and amortization, asset retirement obligation expenses, and general and administrative costs.
[2]	Non-GAAP measure; please see definition above and reconciliation below.

Revenue

Our coal sales revenue for the three months ended June 30, 2015 decreased by $23.1 million, or 19.9%, to $93.1 million, as compared to $116.3 million for the three months ended June 30, 2014. This decrease is attributable to an unfavorable volume variance of approximately $20.4 million year-over-year due to a decline in customer demand resulting in the delay of shipments and an unfavorable price variance of approximately $2.7 million due to unfavorable transportation adjustments included as a component of the price in certain of our long-term coal supply agreements as a result of declining diesel prices.

Cost of Coal Sales

Cost of coal sales decreased 26.3% to $70.2 million in the three months ended June 30, 2015, from $95.2 million in the same period of 2014. The decline is attributable to selling 0.4 million tons less and a reduction in the operating cost per ton in the second quarter of 2015, as compared to the same period of 2014. On a per ton basis, our cost of coal sales decreased during the three months ended June 30, 2015, compared to the same period of 2014, from $38.45 per ton to $34.41 per ton. This decrease in the per ton amounts is due to favorable repair and maintenance costs at our underground mines, lower diesel fuel costs and better mining conditions experienced in the current year.

Production Royalty to Related Party

Production royalty to related party declined $0.2 million, or 8.3%, to $2.0 million during the three months ended June 30, 2015, as compared to the same period of 2014. This amount relates to production royalties earned by our affiliate, Thoroughbred, from sales originating from our Kronos underground mine (where the mineral reserves are leased directly from Thoroughbred). The reduction is due to sales volume declines experienced at our Kronos underground mine during the current quarter, along with lower average prices in the current quarter, as compared to the same period of 2014.

Depreciation, Depletion and Amortization

DD&A expense increased by $0.8 million, or 8.0%, to $10.5 million during the three months ended June 30, 2015, as compared to the same period of 2014. The increase is primarily due the impact of the revision in the first quarter of 2015 to the useful lives of a portion of the machinery and equipment associated with certain of our surface mines.

Asset Retirement Obligation Expenses

Asset retirement obligation expenses increased by $0.2 million, or 43.4%, to $0.7 million in the three months ended June 30, 2015, as compared to the same period of 2014. The increase is primarily attributable to changes in asset retirement cost estimates based on revisions to discount rates, reserve valuations and projected mine lives.

General and Administrative Expenses

General and administrative (G&A) expenses were $4.3 million for the three months ended June 30, 2015, which was $0.5 million, or 9.7%, lower than the three months ended June 30, 2014. The decrease in the three months ended June 30, 2015, as compared to the same period of 2014, is due primarily to lower expenses for labor and benefits.

Interest Expense, Net

Interest expense, net is derived from the following components:

	Three Months Ended June 30,
	2015	2014
	(In thousands)
11.75% Senior Secured Notes due 2019	$5,875	$5,875
Senior Secured Credit Facility	—	—
Long-term obligation to related party	3,139	1,837
Other, net	747	666
Capitalized interest	(891)	(88)

Total	$8,870	$8,290

Interest expense, net was $8.9 million for the three months ended June 30, 2015, as compared to $8.3 million for the three months ended June 30, 2014. The increase is principally attributable to an increase in the effective interest rate on the long-term obligation to related party due to revisions in the mine plan at December 31, 2014 and the increase in the principal balance of the long-term obligation to related party from the completion of the reserve transfers to Thoroughbred in October 2014 and May 2015, which increased the principal balance on the obligation by $6.1 million and $18.2 million, respectively. The year-over-year increase in interest expense was partially offset by a higher amount of capitalized interest during the current quarter, as compared to 2014.

Other, Net

Other, net for the three months ended June 30, 2015 and 2014 was $4.6 million and $0.2 million, respectively. The increase is due to a $4.5 million refund during the second quarter of 2015 for a portion of Kentucky sales and use taxes paid on the purchase of certain energy and energy producing fuels for the period of 2008 through 2013.

Net Income (Loss)

Net income for the three months ended June 30, 2015 was $0.9 million, as compared to a net loss of $4.1 million for the same period of 2014. The increase in net income is driven by the improved operating income and the refund during the second quarter of 2015 of certain previously paid Kentucky sales and use taxes, partially offset by increased interest expenses in the current year.

Adjusted EBITDA

The following table reconciles Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure:

	Three Months Ended June 30,
	2015	2014
	(In thousands)
Net income (loss)	$894	$(4,138)
Depreciation, depletion, and amortization	10,505	9,731
Asset retirement obligation expenses	717	500
Non-cash production royalty to related party	2,053	2,240
Interest expense, net	8,870	8,290
Income tax provision	259	—
Non-cash employee benefit expense	167	—
Non-cash stock compensation expense	83	(180)

Adjusted EBITDA	$23,548	$16,443

Our Adjusted EBITDA for the three months ended June 30, 2015 was $23.5 million, as compared to $16.4 million for the three months ended June 30, 2014. The increase in Adjusted EBITDA resulted primarily from the $4.5 million Kentucky sales and use tax refund during the second quarter of 2015, as well as an increase in gross margin as a result of production efficiencies in the three months ended June 30, 2015, as compared to the same period of 2014, and lower G&A costs, exclusive of stock compensation expense, experienced in the current quarter.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Summary

	Six Months Ended June 30,		Change
	2015	2014	Amount	Percentage
	(In thousands, except per ton amounts)
Tons of coal sold	4,005	4,832	(827)	(17.1%)
Total revenue	$189,474	$227,153	$(37,679)	(16.6%)
Average sales price per ton	$47.31	$47.01	$0.30	0.6%
Cost of coal sales[1]	$148,983	$185,285	$36,302	19.6%
Average cost of sales per ton[1]	$37.20	$38.35	$1.15	3.0%
Net loss	$14,360	$9,438	$(4,922)	(52.2%)
Adjusted EBITDA[2]	$36,668	$32,189	$4,479	13.9%

[1]	Includes revenue-based production taxes and royalties; excludes depreciation, depletion, and amortization, asset retirement obligation expenses, and general and administrative costs.
[2]	Non-GAAP measure; please see definition above and reconciliation below.

Revenue

Our coal sales revenue for the six months ended June 30, 2015 decreased by $37.7 million, or 16.6%, to $189.5 million, as compared to $227.2 million for the six months ended June 30, 2014. This decrease is attributable to an unfavorable volume variance of approximately $38.9 million year-over-year due to production and delivery issues during the first quarter of 2015 resulting from the inclement weather experienced in western Kentucky and a decline in customer demand resulting in the delay of shipments during the second quarter. This was partially offset by a favorable price variance of approximately $1.2 million due to customer mix and higher year-over-year contract prices.

Cost of Coal Sales

Cost of coal sales decreased 19.6% to $149.0 million in the six months ended June 30, 2015, from $185.3 million in the same period of 2014. The decline is primarily attributable to selling 0.8 million tons less in the first half of 2015, as compared to the same period of 2014. On a per ton basis, our cost of coal sales decreased during the six months ended June 30, 2015, compared to the same period of 2014, from $38.35 per ton to $37.20 per ton. This decrease in the per ton amounts is due to favorable repair and maintenance costs experienced at our underground mines, lower fuel costs and better mining conditions in the first half of 2015, partially offset by adverse weather conditions that occurred in the first quarter of 2015.

Production Royalty to Related Party

Production royalty to related party was $4.1 million and $4.3 million, respectively, for the six months ended June 30, 2015 and 2014. This amount relates to production royalties earned by our affiliate, Thoroughbred, from sales originating from our Kronos underground mine (where the mineral reserves are leased directly from Thoroughbred). Sales volume declines experienced at our Kronos underground mine during the six months ended June 30, 2015, along with lower average prices in the first half of 2015, resulted in the decline in the production royalty earned by Thoroughbred in the six months ended June 30, 2015, as compared to the same period of 2015.

Depreciation, Depletion and Amortization

DD&A expense increased by $7.5 million, or 37.5%, to $27.4 million during the six months ended June 30, 2015, as compared to the same period of 2014. The increase is primarily due to the accelerated depreciation of the capitalized mine development costs associated with the Lewis Creek underground mine resulting from the closure of the mine in the first quarter of 2015 and the impact of the revision during the first quarter of 2015 to the useful lives of a portion of the machinery and equipment associated with certain of our surface mines.

Asset Retirement Obligation Expenses

Asset retirement obligation expenses increased by $0.6 million, or 57.1%, to $1.6 million in the six months ended June 30, 2015, as compared to the same period of 2014. The increase is primarily attributable to changes in asset retirement cost estimates based on revisions to discount rates, reserve valuations and projected mine lives.

General and Administrative Expenses

G&A expenses were $8.9 million for the six months ended June 30, 2015, which was $1.1 million, or 10.7%, lower than the six months ended June 30, 2014. The decrease in the six months ended June 30, 2015, as compared to the same period of 2014, is due primarily to lower expenses for labor and benefits ($1.4 million), partially offset by higher legal and other professional fees ($0.3 million).

Interest Expense, Net

Interest expense, net is derived from the following components:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
11.75% Senior Secured Notes due 2019	$11,750	$11,750
Senior Secured Credit Facility	—	—
Long-term obligation to related party	5,636	3,664
Other, net	1,497	1,370
Capitalized interest	(1,636)	(250)

Total	$17,247	$16,534

Interest expense, net was $17.2 million for the six months ended June 30, 2015, as compared to $16.5 million for the six months ended June 30, 2014. The increase is principally attributable to an increase in the effective interest rate on the long-term obligation to related party due to revisions in the mine plan at December 31, 2014 and the increase in the principal balance of the long-term obligation to related party from the completion of the reserve transfers to Thoroughbred in October 2014 and May 2015, which increased the principal balance on the obligation by $6.1 million and $18.2 million, respectively. The year-over-year increase in interest expense was partially offset by a higher amount of capitalized interest during the first half of 2015, as compared to the same period of 2014.

Other, Net

Other, net for the six months ended June 30, 2015 and 2014 was $4.6 million and $0.4 million, respectively. The increase is due to a $4.5 million refund during the second quarter of 2015 for a portion of Kentucky sales and use taxes paid on the purchase of certain energy and energy producing fuels for the period of 2008 through 2013.

Net Loss

Net loss for the six months ended June 30, 2015 was $14.4 million, as compared to $9.4 million for the same period of 2014. The increase in net loss is largely due to the decline in gross margin and increase in DD&A expense, partially offset by the refund of certain previously paid Kentucky sales and use taxes during the second quarter of 2015.

Adjusted EBITDA

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable GAAP measure:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Net loss	$(14,360)	$(9,438)
Depreciation, depletion, and amortization	27,409	19,938
Asset retirement obligation expenses	1,584	1,008
Non-cash production royalty to related party	4,054	4,264
Interest expense, net	17,247	16,534
Income tax provision	259	—
Non-cash employee benefit expense	334	—
Non-cash stock compensation expense	141	(117)

Adjusted EBITDA	$36,668	$32,189

Our Adjusted EBITDA for the six months ended June 30, 2015 was $36.7 million, as compared to $32.2 million for the six months ended June 30, 2014. The increase in Adjusted EBITDA resulted primarily from the $4.5 million Kentucky sales and use tax refund during the second quarter of 2015 and lower G&A costs in the first half of 2015, exclusive of stock compensation expense, partially offset by a decline in the current year gross margin as a result of the decline in sales volume in the six months ended June 30, 2015, as compared to the same period of 2014.

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

The principal indicators of our liquidity are our cash on hand and availability under the 2012 Credit Facility. As of June 30, 2015, our available liquidity was $83.2 million, comprised of cash on hand of $63.3 million and $19.9 million available under the 2012 Credit Facility.

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

Cash Flows

The following table reflects cash flows for the applicable periods:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Net cash provided by (used in):
Operating activities	$21,675	$23,132
Investing activities	$(13,927)	$(6,838)
Financing activities	$(3,963)	$(5,337)

Six Months Ended June 30, 2015 Compared to six Months Ended June 30, 2014

Net cash provided by operating activities was $21.7 million for the six months ended June 30, 2015, a decrease of $1.5 million from net cash provided by operating activities of $23.1 million for the same period of 2014. We experienced a decrease in operating income in the first half of 2015 due to the lower production levels and higher DD&A expense primarily from the accelerated depreciation of the capitalized mine development costs associated with the Lewis Creek underground mine and the revisions to the mine plans of certain of our surface operations that resulted in the reduction in the useful lives of certain machinery and equipment, which increased DD&A expense by approximately $7.5 million in the first half of 2015, as compared to the same period of 2014. Partially offsetting the decline in operating results was the receipt of a Kentucky sales and use tax refund totaling approximately $4.5 million during the second quarter of 2015, which is included as a component of other, net. Positively impacting cash flows from operations for the six months ended June 30, 2015 was an increase in the net related party liabilities of $8.8 million due to the deferment of amounts owed to our affiliate, Thoroughbred, including interest and royalties earned on leased reserves. Negatively impacting operating cash flows was a decrease in accounts payable and accrued and other liabilities due to the timing of payments. Cash flows from operations for the six months ended June 30, 2014 were positively impacted by an increase in accounts payable and accrued and other liabilities of $5.1 million and net related party liabilities of $7.1 million due to the deferment of amounts owed to Thoroughbred. Negatively impacting operating cash flows was an increase in other non-current assets during the six months ended June 30, 2014 due to an increase in collateral posted against outstanding surety bonds, which are used to secure the performance of our reclamation obligations, as well as an increase in accounts receivable related to the timing of cash receipts.

Net cash used in investing activities increased $7.1 million to $13.9 million for the six months ended June 30, 2015, compared to $6.8 million for the same period of 2014. The current year investment is primarily attributable to capital expenditures for equipment and mine development associated with a new underground mine at our Parkway complex, whereas the prior year investment is largely attributable to maintaining our existing fixed assets.

Net cash used in financing activities was $4.0 million for the six months ended June 30, 2015, compared to net cash used in financing activities of $5.3 million for the six months ended June 30, 2014. The current year and prior year activity relates primarily to scheduled capital lease and other long-term debt payments.

Contractual Obligations

Our contractual obligations have not changed materially from the disclosures in our Annual Report on Form 10-K filed with the SEC on March 26, 2015.

Capital Expenditures

Our mining operations require investments to expand, upgrade or enhance existing operations and to comply with environmental and safety regulations. Our anticipated total capital expenditures for 2015 are estimated to be within a range of $27.0 million to $30.0 million. Management anticipates funding capital requirements with current cash balances and cash flows provided by operations. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability and cost of additional capital will depend upon our financial condition and results of operations, as well as prevailing market conditions and several other factors over which we have limited control.

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

We began development of a new underground mine in the second quarter of 2014 at our Parkway mine complex to extract coal from the West Kentucky #8 seam, which is anticipated to be completed in the third quarter of 2015. Annual production capacity at the mine is eventually expected to be expanded to approximately 2.4 million tons. Capitalized development costs as of June 30, 2015 totaled approximately $24.3 million.

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

As of June 30, 2015, we had approximately $34.7 million in surety bonds outstanding to secure the performance of our reclamation obligations, which were supported by approximately $6.0 million of cash posted as collateral.

Related Party Transactions

In the normal course of business, we engage in certain related party transactions with Thoroughbred, as well as other affiliated parties. These transactions generally include production and overriding royalties, administrative service agreements, reserve leases, and certain financing arrangements. For more information regarding our related party transactions, see Note 6, “Related Party Transactions,” to the unaudited condensed consolidated financial statements included in this report and “Item 13—Certain Relationships and Related Party Transactions, and Director Independence” in our Annual Report on Form 10-K filed with the SEC on March 26, 2015.

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

In May 2014, the FASB issued a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard requires revenue to be recognized when promised goods or services are transferred to a customer in an amount that reflects the consideration expected in exchange for those goods or services. The standard permits the use of either the full retrospective or modified retrospective transition method. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted to the original effective date of December 15, 2016. The Company is currently evaluating the impact of this new pronouncement on its financial statements.

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

Some of the products used in our mining activities, such as diesel fuel, explosives and steel products for roof support used in our underground mining, are subject to price volatility. Through our suppliers, we utilize forward purchases to manage a portion of our exposure related to diesel fuel volatility. A hypothetical increase of $0.10 per gallon for diesel fuel would have negatively impacted our results of operations by $0.2 million and $0.3 million for the three and six months ended June 30, 2015, respectively. A hypothetical increase of 10% in steel prices would have negatively impacted our results of operations by $0.4 million and $0.9 million for the three and six months ended June 30, 2015, respectively. A hypothetical increase of 10% in explosives prices would have negatively impacted our results of operations by $0.3 million and $0.7 million for the three and six months ended June 30, 2015, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based upon such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of 2015, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are involved from time to time in various lawsuits and claims arising in the ordinary course of business. Although the outcomes of these lawsuits and claims are uncertain, we do not believe any of them will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” sections in the Annual Report on Form 10-K for the year ended December 31, 2014, together with the cautionary statement under the caption “Cautionary Statement Regarding Forward Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report. Except as set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 26, 2015.

We may not recover our investments in our mining and other related assets, which may require us to recognize non-cash impairment charges related to those assets.

The value of our assets may be adversely affected by numerous uncertain factors, some of which are beyond our control, including:

•	unfavorable changes in the economic environments in which we operate;

•	lower-than-expected demand and coal pricing;

•	unfavorable regulatory or legal developments impacting our industry;

•	technical and geological operating difficulties;

•	an inability to economically extract our coal reserves; and

•	unanticipated increases in operating costs.

These may cause us to fail to recover all or a portion of our investments in those assets and may trigger the recognition of non-cash impairment charges in the future, which could have a substantial adverse impact on our results of operations. Because of the volatile nature of U.S. coal markets, it is reasonably possible that our current estimates of projected future cash flows from our mining assets may change in the near term, which may result in the need for adjustments to the carrying value of mineral rights and other mining assets.

Item 4. Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item  104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 5. Other Information

(a) None

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the fiscal quarter ended June 30, 2015.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

95.1	Federal Mine Safety and Health Act Information.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Scheme Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

#	This certification is deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMSTRONG ENERGY, INC.

Date: August 14, 2015	By:	/s/ J. Richard Gist
J. Richard Gist
Senior Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)