Form 10-Q
period 2015-09-30
Armstrong Energy, Inc.
filed 2015-11-12
CIK 1532288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 1, 2015, there were 21,853,224 shares of Armstrong Energy, Inc.’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Armstrong Energy, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,561	$59,518
Accounts receivable	21,314	21,799
Inventories	12,784	10,552
Prepaid and other assets	2,064	2,962
Deferred income taxes	1,246	735
Total current assets	109,969	95,566
Property, plant, equipment, and mine development, net	255,791	408,740
Investments	3,488	3,372
Other non-current assets	24,019	24,769
Total assets	$393,267	$532,447
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$24,294	$27,593
Accrued and other liabilities	27,135	17,117
Current portion of capital lease obligations	2,420	2,426
Current maturities of long-term debt	5,679	4,929
Total current liabilities	59,528	52,065
Long-term debt, less current maturities	200,697	198,960
Long-term obligation to related party	129,508	110,713
Related party payables, net	12,518	18,172
Asset retirement obligations	14,344	17,379
Long-term portion of capital lease obligations	775	1,358
Deferred income taxes	1,246	735
Other non-current liabilities	9,402	8,208
Total liabilities	428,018	407,590
Stockholders’ equity/(deficit):
Common stock, $0.01 par value, 70,000,000 shares authorized, 21,853,224 and 21,936,844 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	218	219
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in-capital	238,774	238,549
Accumulated deficit	(270,339)	(110,193)
Accumulated other comprehensive loss	(3,427)	(3,741)
Armstrong Energy, Inc.’s equity/(deficit)	(34,774)	124,834
Non-controlling interest	23	23
Total stockholders’ equity/(deficit)	(34,751)	124,857
Total liabilities and stockholders’ equity/(deficit)	$393,267	$532,447
See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$89,206	$108,935	$278,680	$336,088
Costs and Expenses:
Cost of coal sales, exclusive of items shown separately below	69,843	88,068	218,826	273,353
Production royalty to related party	1,980	2,049	6,034	6,313
Depreciation, depletion, and amortization	10,990	13,240	38,399	33,178
Asset retirement obligation expenses	756	560	2,340	1,568
Asset impairment and restructuring charges	138,679	—	138,679	—
General and administrative expenses	3,641	4,850	12,563	14,839
Operating (loss) income	(136,683)	168	(138,161)	6,837
Other income (expense):
Interest expense, net	(9,203)	(8,025)	(26,450)	(24,559)
Other, net	154	59	4,778	486
Loss before income taxes	(145,732)	(7,798)	(159,833)	(17,236)
Income tax provision	54	—	313	—
Net loss	(145,786)	(7,798)	(160,146)	(17,236)
Income attributable to non-controlling interest	—	—	—	—
Net loss attributable to common stockholders	$(145,786)	$(7,798)	$(160,146)	$(17,236)
See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(145,786)	$(7,798)	$(160,146)	$(17,236)
Other comprehensive income:
Postretirement benefit plan and other employee benefit obligations, net of tax of zero	105	26	314	78
Other comprehensive income	105	26	314	78
Comprehensive loss	(145,681)	(7,772)	(159,832)	(17,158)
Less: Comprehensive income (loss) attributable to non-controlling interest	—	—	—	—
Comprehensive loss attributable to common stockholders	$(145,681)	$(7,772)	$(159,832)	$(17,158)
See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)
Nine Months Ended September 30, 2015
(Amounts in thousands)

	Common Stock		Preferred Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity/(Deficit)
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2014	21,937	$219	—	$—	$238,549	$(110,193)	$(3,741)	$23	$124,857
Net loss	—	—	—	—	—	(160,146)	—	—	(160,146)
Stock based compensation	—	—	—	—	224	—	—	—	224
Postretirement benefit plan and other employee benefit obligations, net of tax of zero	—	—	—	—	—	—	314	—	314
Repurchase of common stock	(84)	(1)	—	—	1	—	—	—	—
Balance at September 30, 2015	21,853	$218	—	$—	$238,774	$(270,339)	$(3,427)	$23	$(34,751)
See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(160,146)	$(17,236)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash stock compensation expense (income)	224	(61)
Income from equity affiliate	(116)	(113)
Loss on disposal of property, plant and equipment	72	80
Amortization of original issue discount	630	558
Amortization of debt issuance costs	1,143	909
Depreciation, depletion and amortization	38,399	33,178
Asset retirement obligation expenses	2,340	1,568
Asset impairment	137,678	—
Non-cash activity with related party, net	13,141	10,665
Non-cash interest on long-term obligations	5,867	5,865
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	485	(2,149)
Increase in inventories	(2,231)	(207)
Decrease in prepaid and other assets	899	973
Increase in other non-current assets	(455)	(2,263)
(Decrease) increase in accounts payable and accrued and other liabilities	(3,187)	4,306
Increase in other non-current liabilities	1,193	748
Net cash provided by operating activities:	35,936	36,821
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(16,881)	(14,961)
Proceeds from disposal of fixed assets	475	5
Net cash used in investing activities	(16,406)	(14,956)
Cash Flows from Financing Activities:
Payments on capital lease obligations	(2,017)	(2,008)
Payments of long-term debt	(4,470)	(4,684)
Proceeds from sale-leaseback	—	986
Payment of financing costs and fees	—	(1,000)
Repurchase of employee stock relinquished for tax withholdings	—	(87)
Net cash used in financing activities	(6,487)	(6,793)
Net change in cash and cash equivalents	13,043	15,072
Cash and cash equivalents, at the beginning of the period	59,518	51,632
Cash and cash equivalents, at the end of the period	$72,561	$66,704

	Nine Months Ended September 30,
	2015	2014
Supplemental cash flow information:
Non-Cash Transactions:
Assets acquired with long-term debt	$7,756	$7,464
Non-cash portion of land and reserve sale/financing with related party	$18,172	$—
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reporting and U.S. Securities and Exchange Commission (SEC) regulations. In the opinion of management, all adjustments consisting of normal, recurring accruals considered necessary for a fair presentation have been included. Balance sheet information presented herein as of December 31, 2014 has been derived from the Company’s audited consolidated balance sheet at that date. Results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015. Certain prior year amounts have been reclassified to conform with the 2015 presentation. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC.
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
2. ASSET IMPAIRMENT AND RESTRUCTURING CHARGES
Due to the significant decline in thermal coal pricing experienced during the nine months ended September 30, 2015 and the continuation of other adverse market conditions, the Company concluded indicators of impairment existed as of September 30, 2015. As such, the Company performed a comprehensive review of its long-lived assets for recoverability through future cash flows as of September 30, 2015. Based on that review, it was determined the carrying value was not recoverable, and the Company correspondingly recognized a non-cash asset impairment of $137,678 to reduce the carrying value of its long-lived assets to their estimated fair value. The inputs used to measure the fair value of the Company’s long-

lived assets were largely unobservable, and accordingly, this measure was classified as Level 3. The fair value, which was determined through the use of a third-party specialist, was estimated primarily based on the income approach, with the significant inputs including future cash flow projections and discount rate assumptions.

In addition, the Company initiated certain restructuring activities during the three months ended September 30, 2015 to better align its cost structure with current industry conditions. Costs associated with these restructuring activities primarily include voluntary and involuntary workforce rationalization. For the three and nine months ended September 30, 2015, the Company recognized restructuring charges of $1,001.
The above noted charges are included within “Asset impairment and restructuring charges” in the condensed consolidated statements of operations.
3. INVENTORIES
Inventories consist of the following amounts:

	September 30, 2015	December 31, 2014
Materials and supplies	$9,353	$10,378
Coal—raw and saleable	3,431	174
Total	$12,784	$10,552

4. ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consist of the following amounts:

	September 30, 2015	December 31, 2014
Payroll and related benefits	$8,887	$7,661
Taxes other than income taxes	5,863	4,588
Interest	6,858	991
Asset retirement obligations	2,473	342
Royalties	863	691
Other	2,191	2,844
Total	$27,135	$17,117

5. PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT
Property, plant, equipment and mine development at September 30, 2015 and December 31, 2014 consist of the following:

	September 30, 2015	December 31, 2014
Land	$41,909	$41,892
Mineral rights	96,264	150,667
Machinery and equipment	168,165	194,958
Buildings and facilities	63,148	83,561
Office equipment, software and other	17,298	20,878
Mine development costs	67,878	64,453
ARO assets	11,336	11,336
Construction-in-progress	9,154	20,676
	475,152	588,421
Less: accumulated depreciation, depletion and amortization	219,361	179,681
Total	$255,791	$408,740

6. OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following amounts:

	September 30, 2015	December 31, 2014
Escrows and deposits	$5,217	$4,649
Restricted surety and cash bonds	6,115	6,379
Advanced royalties	4,992	4,842
Deferred financing costs, net	7,622	8,765
Intangible assets, net	73	134
Total	$24,019	$24,769

7. RELATED PARTY TRANSACTIONS
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

As of September 30, 2015, the Company’s total ownership in Thoroughbred equaled 1.1%. Income from the equity interest in Thoroughbred for the three months ended September 30, 2015 and 2014 totaled $40, and $98, respectively, and for the nine months ended September 30, 2015 and 2014 totaled $116 and $113, respectively.
Sale of Coal Reserves
The Company has executed the sale of an undivided interest in certain land and mineral reserves in Ohio and Muhlenberg counties of Kentucky to Thoroughbred, through a series of transactions beginning in February 2011. Subsequently, the Company entered into lease agreements with Thoroughbred pursuant to which Thoroughbred granted the Company leases to its undivided interests in the mining properties acquired and licenses to mine and sell coal from those properties in exchange for a production royalty. Due to the Company’s continuing involvement in the land and mineral reserves transferred, these transactions have been accounted for as financing arrangements. A long-term obligation has been established that is being amortized over the anticipated life of the mineral reserves, at an annual rate of 7% of the estimated gross revenue generated from the sale of the coal originating from the leased mineral reserves. In addition, effective February 2011, the Company and Thoroughbred entered into a Royalty Deferment and Option Agreement, whereby the Company has been granted an option to defer payment of any royalties earned by Thoroughbred on coal mined from these properties. Compensation for the aforementioned transactions has consisted of a combination of cash payments and the forgiveness of amounts owed by the Company, which primarily consisted of deferred royalties.
On October 1, 2014, the Company transferred to Thoroughbred a portion of its interest in certain land and mineral reserves the Company controls in Muhlenberg county, which had been excluded from the various prior sales transactions, in exchange for Thoroughbred conveying to the Company a 7.97% undivided interest in the land and mineral reserves previously transferred by the Company to Thoroughbred.

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
The percentage interests in the land and mineral reserves sold to Thoroughbred in the above transactions were based on fair values determined by a third-party specialist. In addition, these transactions were approved by the conflicts committee of the board of directors of the Company, a committee comprised of only independent directors. As a result of the above, Thoroughbred’s undivided interest in certain of the Company’s leased and owned land and mineral reserves in Muhlenberg and Ohio counties as of September 30, 2015 and December 31, 2014 was 61.38% and 49.28%, respectively.
As of September 30, 2015 and December 31, 2014, the outstanding long-term obligation to related party totaled $129,508 and $110,713, respectively. Interest expense recognized for the three months ended September 30, 2015 and 2014 associated with the long-term obligation to related party was $2,675 and $1,848, respectively, and for the nine months ended September 30, 2015 and 2014 was $8,311 and $5,512, respectively. The effective interest rate of the long-term obligation to related party, which is adjusted based on significant mine plan changes and the completion of the periodic reserve transfers, was 9.2% as of September 30, 2015.
Lease of Coal Reserves
In February 2011, Thoroughbred entered into a lease and sublease agreement with the Company relating to its Elk Creek reserves and granted the Company a license to mine coal on those properties. The terms of this agreement mirror those of the lease agreements associated with the jointly owned reserves between the Company and Thoroughbred. Total production royalties owed from mining of the Elk Creek reserves, where the Company’s Kronos underground mine resides, for the three months ended September 30, 2015 and 2014 totaled $1,980 and $2,049, respectively, and for the nine months ended September 30, 2015 and 2014 totaled $6,034 and $6,313, respectively.
In February 2014, the Company entered into an additional lease and/or sublease with Thoroughbred for certain mineral reserves located in Muhlenberg and McLean Counties of Kentucky, contiguous to its existing reserves, in exchange for a production royalty. Total proven and probable mineral reserves included as part of the transaction was approximately 198 million tons. The initial term of the lease is 10 years, with an automatic extension of up to 10 years. No mining of this reserve had commenced as of September 30, 2015.
Administrative Services Agreements
The Company entered into an administrative services agreement with Thoroughbred and its general partner, ECGP, pursuant to which the Company agreed to provide Thoroughbred with general administrative and management services, including, but not limited to, human resources, information technology, financial and accounting services and legal services. The administrative service fee, which is adjusted annually, is approved by the conflicts committee of the board of directors. As consideration for the use of the Company’s employees and services, and for certain shared fixed costs, Thoroughbred paid the Company $300 and $253 for the three months ended September 30, 2015 and 2014, respectively, and $900 and $761 for the nine months ended September 30, 2015 and 2014, respectively.
Other
In 2006 and 2007, the Company entered into overriding royalty agreements with a current and a former executive employee to compensate them $0.05/ton of coal mined and sold from properties owned by certain subsidiaries of the Company. The agreements remain in effect for the later of 20 years from the date of the agreement or until all salable coal has been extracted. Both royalty agreements transfer with the property regardless of ownership or lease status. The royalties are payable the month following the sale of coal mined from the specified properties. The Company accounts for these royalty arrangements as expense in the period in which the coal is sold. Expense recorded in the three months ended September 30, 2015 and 2014, was $150 and $202, respectively, and $488 and $615 in the nine months ended September 30, 2015 and 2014, respectively.

8. LONG-TERM DEBT
The Company’s total indebtedness consisted of the following:

Type	September 30, 2015	December 31, 2014
11.75% Senior Secured Notes due 2019	$195,199	$194,570
Senior Secured Credit Facility	—	—
Other	11,177	9,319
	206,376	203,889
Less: current maturities	5,679	4,929
Total long-term debt	$200,697	$198,960
Senior Secured Notes due 2019
On December 21, 2012, the Company completed a $200,000 offering of 11.75% Senior Secured Notes due 2019 (the Notes). The Notes were issued at an original issue discount (OID) of 96.567%. The OID was recorded on the Company’s balance sheet as a component of long-term debt, and is being amortized to interest expense over the life of the Notes. As of September 30, 2015 and December 31, 2014, the unamortized OID was $4,801 and $5,430, respectively. Interest on the Notes is due semiannually on June 15 and December 15 of each year. The Company used $123,698 of the proceeds from this issuance to prepay and terminate its previous senior secured credit facility, including accrued and unpaid interest. In addition, the Company used the proceeds to pay fees and expenses of $8,358 related to the Notes offering, which are being amortized to interest expense over the life of the Notes.
2012 Credit Facility
Concurrently with the closing of the Notes offering on December 21, 2012, the Company entered into a new asset-based revolving credit facility (the 2012 Credit Facility). The 2012 Credit Facility provides for a five year, $50,000 revolving credit facility that will expire on December 21, 2017. Borrowings under the 2012 Credit Facility may not exceed a borrowing base, as defined within the 2012 Credit Facility agreement. In addition, the 2012 Credit Facility includes a $10,000 letter of credit sub-facility and a $5,000 swingline loan sub-facility. As of September 30, 2015 and December 31, 2014, there were no borrowings outstanding under the 2012 Credit Facility, and the Company had $21,075 available for borrowing under the 2012 Credit Facility at September 30, 2015. The Company incurred $1,198 of deferred financing fees related to the 2012 Credit Facility that have been capitalized and are being amortized to interest expense over the life of the 2012 Credit Facility.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company measures the fair value of assets and liabilities using a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: Level 1—observable inputs such as quoted prices in active markets; Level 2—inputs, other than quoted market prices in active markets, which are observable, either directly or indirectly; and Level 3—valuations derived from valuation techniques in which one or more significant inputs are unobservable. In addition, the Company may use various valuation techniques including the market approach, using comparable market prices; the income approach, using the present value of future income or cash flow; and the cost approach, using the replacement cost of assets.

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

	September 30, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
11.75% Senior Secured Notes due 2019(1)	$121,000	$195,199	$206,000	$194,570
Long-term obligation to related party	98,635	129,508	115,731	110,713
Total	$219,635	$324,707	$321,731	$305,283

(1)	The carrying value of the Notes is net of the unamortized OID as of September 30, 2015 and December 31, 2014, respectively.
The fair value of the Notes is based on quoted market prices, while the fair value of the long-term obligation to related party was based on estimated cash flows discounted to their present value.

10. INCOME TAXES
The Company has not recognized certain income tax benefits, as it does not believe it is more likely than not it will be able to realize its net deferred tax assets. The Company has, therefore, established a valuation allowance against its net deferred tax assets as of September 30, 2015 and December 31, 2014. Based on the anticipated reversals of its deferred tax assets and deferred tax liabilities, the Company has concluded a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.

11. EMPLOYEE BENEFIT PLANS
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
Net periodic postretirement benefit cost included the following components:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Service cost for benefits earned	$304	$259	$912	$776
Interest cost on accumulated postretirement benefit obligation	30	22	91	65
Amortization of prior service cost	26	26	78	78
Net periodic postretirement cost	$360	$307	$1,081	$919

12. ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2015 consisted of the following:

	Postretirement Benefit Plan and Other Employee Benefit Obligations	Accumulated Other Comprehensive Loss
Balance as of December 31, 2014	$(3,741)	$(3,741)
Other comprehensive loss before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive loss	314	314
Balance as of September 30, 2015	$(3,427)	$(3,427)
The following is a summary of reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2015 and 2014:

Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Condensed Consolidated Statement of Operations	Amounts Reclassified from Accumulated Other Comprehensive Loss For the Three Months Ended September 30,
		2015	2014
Amortization of prior service cost associated with postretirement benefit plan and other employee benefit obligations	Cost of coal sales	$(105)	$(26)
		(105)	(26)
Income taxes		—	—
Total reclassifications		$(105)	$(26)

Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Condensed Consolidated Statement of Operations	Amounts Reclassified from Accumulated Other Comprehensive Loss For the Nine Months Ended September 30,
		2015	2014
Amortization of prior service cost associated with postretirement benefit plan and other employee benefit obligations	Cost of coal sales	$(314)	$(78)
		(314)	(78)
Income taxes		—	—
Total reclassifications		$(314)	$(78)

13. CLOSURE OF LEWIS CREEK UNDERGROUND MINE
The Company’s Lewis Creek underground mine, which produced coal from the West Kentucky #9 seam, experienced significant operating inefficiencies due to the geological conditions of the portion of the reserve being mined. As a result of the ongoing mining difficulties, a final decision was made in August 2014 not to continue advancing under the existing mine plan, but rather to retreat and mine only in the eastern portion of the reserve.
The Company completed mining of the Lewis Creek underground mine in March 2015 and has extracted the equipment, which will be utilized at its other mining operations in the future. As a result of the closure, the Company accelerated depreciation of the remaining net book value of the capitalized costs associated with the original development of the mine. Total expense recognized during the first quarter of 2015 to write-off the remaining asset was approximately $6,318, which is included as a component of "depreciation, depletion, and amortization" in the condensed consolidated statement of operations for the nine months ended September 30, 2015.

14. COMMITMENTS AND CONTINGENCIES
The Company is subject to various market, operational, financial, regulatory, and legislative risks. Numerous federal, state, and local governmental permits and approvals are required for mining operations. Federal and state regulations require regular monitoring of mines and other facilities to document compliance. Monetary penalties of $843 and $1,747 related to Mine Safety and Health Administration fines were accrued as of September 30, 2015 and December 31, 2014, respectively.
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

15. OTHER, NET
During the second quarter of 2015, the Company received a refund for a portion of the Kentucky sales and use taxes paid on the purchase of certain energy and energy producing fuels for the period of 2008 through 2013. The refund, including interest, totaled $4,482, which is included in "other, net" in the condensed consolidated statement of operations for the nine months ended September 30, 2015.

16. SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
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

Supplemental Condensed Consolidating Balance Sheets

	September 30, 2015
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$72,561	$—	$72,561
Accounts receivable	—	21,314	—	21,314
Inventories	—	12,784	—	12,784
Prepaid and other assets	197	1,867	—	2,064
Deferred income taxes	—	1,246	—	1,246
Total current assets	197	109,772	—	109,969
Property, plant, equipment, and mine development, net	10,493	245,298	—	255,791
Investments	—	3,488	—	3,488
Investments in subsidiaries	64,135	—	(64,135)	—
Intercompany receivables	80,921	(80,921)	—	—
Other non-current assets	7,837	16,182	—	24,019
Total assets	$163,583	$293,819	$(64,135)	$393,267
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$100	$24,194	$—	$24,294
Accrued and other liabilities	7,018	20,117	—	27,135
Current portion of capital lease obligations	—	2,420	—	2,420
Current maturities of long-term debt	—	5,679	—	5,679
Total current liabilities	7,118	52,410	—	59,528
Long-term debt, less current maturities	195,199	5,498	—	200,697
Long-term obligation to related party	—	129,508	—	129,508
Related party payables, net	(4,111)	16,629	—	12,518
Asset retirement obligations	—	14,344	—	14,344
Long-term portion of capital lease obligations	—	775	—	775
Deferred income taxes	—	1,246	—	1,246
Other non-current liabilities	151	9,251	—	9,402
Total liabilities	198,357	229,661	—	428,018
Stockholders’ equity/(deficit):
Armstrong Energy, Inc.’s equity/(deficit)	(34,774)	64,135	(64,135)	(34,774)
Non-controlling interest	—	23	—	23
Total stockholders’ equity/(deficit)	(34,774)	64,158	(64,135)	(34,751)
Total liabilities and stockholders’ equity/(deficit)	$163,583	$293,819	$(64,135)	$393,267

Supplemental Condensed Consolidating Balance Sheets

	December 31, 2014
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$59,518	$—	$59,518
Accounts receivable	—	21,799	—	21,799
Inventories	—	10,552	—	10,552
Prepaid and other assets	62	2,900	—	2,962
Deferred income taxes	735	—	—	735
Total current assets	797	94,769	—	95,566
Property, plant, equipment, and mine development, net	14,648	394,092	—	408,740
Investments	—	3,372	—	3,372
Investments in subsidiaries	199,435	—	(199,435)	—
Intercompany receivables	96,755	(96,755)	—	—
Other non-current assets	8,980	15,789	—	24,769
Total assets	$320,615	$411,267	$(199,435)	$532,447
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100	$27,493	$—	$27,593
Accrued and other liabilities	3,456	13,661	—	17,117
Current portion of capital lease obligations	—	2,426	—	2,426
Current maturities of long-term debt	—	4,929	—	4,929
Total current liabilities	3,556	48,509	—	52,065
Long-term debt, less current maturities	194,570	4,390	—	198,960
Long-term obligation to related party	—	110,713	—	110,713
Related party payables, net	(3,211)	21,383	—	18,172
Asset retirement obligations	—	17,379	—	17,379
Long-term portion of capital lease obligations	—	1,358	—	1,358
Deferred income taxes	735	—	—	735
Other non-current liabilities	131	8,077	—	8,208
Total liabilities	195,781	211,809	—	407,590
Stockholders’ equity:
Armstrong Energy, Inc.’s equity	124,834	199,435	(199,435)	124,834
Non-controlling interest	—	23	—	23
Total stockholders’ equity	124,834	199,458	(199,435)	124,857
Total liabilities and stockholders’ equity	$320,615	$411,267	$(199,435)	$532,447

Supplemental Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2015
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$89,206	$—	$89,206
Costs and Expenses:
Cost of coal sales, exclusive of items shown separately below	—	69,843	—	69,843
Production royalty to related party	—	1,980	—	1,980
Depreciation, depletion, and amortization	518	10,472	—	10,990
Asset retirement obligation expenses	—	756	—	756
Asset impairment and restructuring charges	4,490	134,189	—	138,679
General and administrative expenses	424	3,217	—	3,641
Operating loss	(5,432)	(131,251)	—	(136,683)
Other income (expense):
Interest expense, net	(6,343)	(2,860)	—	(9,203)
Other, net	—	154	—	154
Income from investment in subsidiaries	(134,011)	—	134,011	—
Loss before income taxes	(145,786)	(133,957)	134,011	(145,732)
Income tax provision	—	54	—	54
Net loss	(145,786)	(134,011)	134,011	(145,786)
Less: income attributable to non-controlling interest	—	—	—	—
Net loss attributable to common stockholders	$(145,786)	$(134,011)	$134,011	$(145,786)

	Three Months Ended September 30, 2014
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$108,935	$—	$108,935
Costs and Expenses:
Cost of coal sales, exclusive of items shown separately below	—	88,068	—	88,068
Production royalty to related party	—	2,049	—	2,049
Depreciation, depletion, and amortization	474	12,766	—	13,240
Asset retirement obligation expenses	—	560	—	560
General and administrative expenses	1,035	3,815	—	4,850
Operating (loss) income	(1,509)	1,677	—	168
Other income (expense):
Interest expense, net	(6,087)	(1,938)	—	(8,025)
Other, net	—	59	—	59
Income from investment in subsidiaries	(202)	—	202	—
Loss before income taxes	(7,798)	(202)	202	(7,798)
Income tax provision	—	—	—	—
Net loss	(7,798)	(202)	202	(7,798)
Less: income attributable to non-controlling interest	—	—	—	—
Net loss attributable to common stockholders	$(7,798)	$(202)	$202	$(7,798)

Supplemental Condensed Consolidated Statements of Operations

	Nine Months Ended September 30, 2015
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$278,680	$—	$278,680
Costs and Expenses:
Cost of coal sales, exclusive of items shown separately below	—	218,826	—	218,826
Production royalty to related party	—	6,034	—	6,034
Depreciation, depletion, and amortization	1,530	36,869	—	38,399
Asset retirement obligation expenses	—	2,340	—	2,340
Asset impairment and restructuring charges	4,490	134,189	—	138,679
General and administrative expenses	1,206	11,357	—	12,563
Operating loss	(7,226)	(130,935)	—	(138,161)
Other income (expense):
Interest expense, net	(17,620)	(8,830)	—	(26,450)
Other, net	—	4,778	—	4,778
Loss from investment in subsidiaries	(135,300)	—	135,300	—
Loss before income taxes	(160,146)	(134,987)	135,300	(159,833)
Income tax provision	—	313	—	313
Net loss	(160,146)	(135,300)	135,300	(160,146)
Less: income attributable to non-controlling interest	—	—	—	—
Net loss attributable to common stockholders	$(160,146)	$(135,300)	$135,300	$(160,146)

	Nine Months Ended September 30, 2014
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$336,088	$—	$336,088
Costs and Expenses:
Cost of coal sales, exclusive of items shown separately below	—	273,353	—	273,353
Production royalty to related party	—	6,313	—	6,313
Depreciation, depletion, and amortization	1,421	31,757	—	33,178
Asset retirement obligation expenses	—	1,568	—	1,568
General and administrative expenses	2,864	11,975	—	14,839
Operating (loss) income	(4,285)	11,122	—	6,837
Other income (expense):
Interest expense, net	(18,572)	(5,987)	—	(24,559)
Other, net	—	486	—	486
Income from investment in subsidiaries	5,621	—	(5,621)	—
(Loss) income before income taxes	(17,236)	5,621	(5,621)	(17,236)
Income tax provision	—	—	—	—
Net (loss) income	(17,236)	5,621	(5,621)	(17,236)
Less: income attributable to non-controlling interest	—	—	—	—
Net (loss) income attributable to common stockholders	$(17,236)	$5,621	$(5,621)	$(17,236)

Supplemental Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30, 2015
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(145,786)	$(134,011)	$134,011	$(145,786)
Other comprehensive income:
Postretirement benefit plan and other employee benefit obligation	—	105	—	105
Other comprehensive income	—	105	—	105
Comprehensive loss	(145,786)	(133,906)	134,011	(145,681)
Less: comprehensive income (loss) attributable to non-controlling interest	—	—	—	—
Comprehensive loss attributable to common stockholders	$(145,786)	$(133,906)	$134,011	$(145,681)

	Three Months Ended September 30, 2014
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(7,798)	$(202)	$202	$(7,798)
Other comprehensive income:
Postretirement benefit plan and other employee benefit obligation	—	26	—	26
Other comprehensive income	—	26	—	26
Comprehensive loss	(7,798)	(176)	202	(7,772)
Less: comprehensive income (loss) attributable to non-controlling interest	—	—	—	—
Comprehensive loss attributable to common stockholders	$(7,798)	$(176)	$202	$(7,772)

Supplemental Condensed Consolidated Statements of Comprehensive Income (Loss)

	Nine Months Ended September 30, 2015
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(160,146)	$(135,300)	$135,300	$(160,146)
Other comprehensive income:
Postretirement benefit plan and other employee benefit obligation	—	314	—	314
Other comprehensive income	—	314	—	314
Comprehensive loss	(160,146)	(134,986)	135,300	(159,832)
Less: comprehensive income (loss) attributable to non-controlling interest	—	—	—	—
Comprehensive loss attributable to common stockholders	$(160,146)	$(134,986)	$135,300	$(159,832)

	Nine Months Ended September 30, 2014
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(17,236)	$5,621	$(5,621)	$(17,236)
Other comprehensive income:
Postretirement benefit plan and other employee benefit obligation	—	78	—	78
Other comprehensive income	—	78	—	78
Comprehensive (loss) income	(17,236)	5,699	(5,621)	(17,158)
Less: comprehensive income (loss) attributable to non-controlling interest	—	—	—	—
Comprehensive (loss) income attributable to common stockholders	$(17,236)	$5,699	$(5,621)	$(17,158)

Supplemental Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2015
	Parent / Issuer	Guarantor Subsidiaries	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities:	$(13,972)	$49,908	$35,936
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(1,864)	(15,017)	(16,881)
Proceeds from disposal of fixed assets	—	475	475
Net cash used in investing activities	(1,864)	(14,542)	(16,406)
Cash Flows from Financing Activities:
Payment on capital lease obligations	—	(2,017)	(2,017)
Payment of long-term debt	—	(4,470)	(4,470)
Transactions with affiliates, net	15,836	(15,836)	—
Net cash provided by (used in) financing activities	15,836	(22,323)	(6,487)
Net change in cash and cash equivalents	—	13,043	13,043
Cash and cash equivalents, at the beginning of the period	—	59,518	59,518
Cash and cash equivalents, at the end of the period	$—	$72,561	$72,561

	Nine Months Ended September 30, 2014
	Parent / Issuer	Guarantor Subsidiaries	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities:	$(14,632)	$51,453	$36,821
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(955)	(14,006)	(14,961)
Proceeds from disposal of fixed assets	—	5	5
Net cash used in investing activities	(955)	(14,001)	(14,956)
Cash Flows from Financing Activities:
Payment on capital lease obligations	—	(2,008)	(2,008)
Payment of long-term debt	—	(4,684)	(4,684)
Proceeds from sale-leaseback	—	986	986
Payment of financing costs and fees	(1,000)	—	(1,000)
Repurchase of employee stock relinquished for tax withholdings	(87)	—	(87)
Transactions with affiliates, net	16,674	(16,674)	—
Net cash provided by (used in) financing activities	15,587	(22,380)	(6,793)
Net change in cash and cash equivalents	—	15,072	15,072
Cash and cash equivalents, at the beginning of the period	—	51,632	51,632
Cash and cash equivalents, at the end of the period	$—	$66,704	$66,704

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
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Various statements contained in this quarterly report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this quarterly report speak only as of the date of this quarterly report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

•	market demand for coal and electricity;

•	geologic conditions, weather and other inherent risks of coal mining that are beyond our control;

•	competition within our industry and with producers of competing energy sources;

•	excess production and production capacity;

•	our ability to acquire or develop coal reserves in an economically feasible manner;

•	inaccuracies in our estimates of our coal reserves;

•	availability and price of mining and other industrial supplies, including steel-based supplies, diesel fuel, rubber tires and explosives;

•	the continued weakness in global economic conditions or in any industry in which our customers operate, or sustained uncertainty in financial markets, which may cause conditions we cannot predict;

•	coal users switching to other fuels in order to comply with various environmental standards related to coal combustion;

•	volatility in the capital and credit markets;

•	availability of skilled employees and other workforce factors;

•	our ability to collect payments from our customers;

•	defects in title or the loss of a leasehold interest;

•	railroad, barge, truck and other transportation performance costs;

•	our ability to secure new coal supply arrangements or to renew existing coal supply arrangements;

•	the deferral of contracted shipments of coal by our customers;

•	liquidity constraints and our ability to service our outstanding indebtedness;

•	our ability to comply with the restrictions imposed by our revolving credit facility, the indenture governing our notes and other financing arrangements;

•	the availability and cost of surety bonds;

•	our ability to obtain and renew various permits, including permits authorizing the disposition of certain mining waste;

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
We market our coal primarily to large utilities with coal-fired, base-load, scrubbed power plants under multi-year coal supply agreements. Our multi-year coal supply agreements usually have specific volume and pricing arrangements for each year of the agreement. These agreements allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices. At September 30, 2015, we had coal supply agreements with terms ranging from one to five years. As of September 30, 2015, we are contractually committed to sell approximately 8.4 million tons of coal in 2015. We expect our average realized price per ton for 2015 to be $46.29.
Recent Developments
Asset Impairment and Restructuring Charges
        Due to the prolonged weakness in the U.S. thermal coal markets, in the third quarter of 2015, we performed a comprehensive review of our long-lived assets, including our current coal mining operations as well as potential future development projects, to ascertain any potential impairment losses. We determined the carrying value of our long-lived assets was not recoverable based upon changes in our strategic plans, market conditions or other factors. As a result, we recorded a non-cash asset impairment of approximately $137.7 million during the three months ended September 30, 2015.
In addition, we initiated certain restructuring activities during the third quarter of 2015 to better align our cost structure with current industry conditions. Costs associated with these restructuring activities primarily include voluntary and involuntary workforce rationalization. During the three months ended September 30, 2015, we recognized restructuring charges of approximately $1.0 million.
The above noted charges are included within “Asset impairment and restructuring charges” in the condensed consolidated statements of operations.
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
We completed mining of the Lewis Creek underground mine in March 2015 and have extracted the equipment, which will be utilized at our other mining operations in the future. As a result of the closure, we accelerated depreciation of the remaining net book value of the capitalized costs associated with the original development of the mine. Total expense recognized during the first quarter of 2015 to write-off the remaining asset was approximately $6.3 million, which is included as a component of "depreciation, depletion, and amortization" (DD&A) in the condensed consolidated statement of operations for the nine months ended September 30, 2015.
In addition to the above, we periodically adjust our mine plans based on changes in current market conditions, the regulatory environment, and the anticipated cost structure at each of our mines. During the first quarter of 2015, we reevaluated the mine plans for certain of our surface operations and, as a result, determined the estimated useful lives of a portion of the machinery and equipment had been reduced based on the expected future utilization of these assets. As such, we have reduced the depreciable lives of the identified machinery and equipment which increased depreciation expense by approximately $0.6 million and $1.8 million for the three and nine months ended September 30, 2015, respectively, and will continue to increase depreciation expense on a prospective basis.
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
The percentage interest in the land and mineral reserves sold was based on a fair value determined by a third-party specialist. As a result of this transaction, Thoroughbred’s undivided interest in certain of the Company’s leased and owned land and mineral reserves in Muhlenberg and Ohio counties increased to 61.38%. See Note 7, “Related Party Transactions,” to the unaudited condensed consolidated financial statements included in this report and “Item 13—Certain Relationships and Related Party Transactions, and Director Independence” in our Annual Report on Form 10-K filed with the SEC on March 26, 2015 for additional information concerning our leases with related parties.

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
We define “Adjusted EBITDA” as net income (loss) before deducting net interest expense, income taxes, depreciation, depletion and amortization, asset retirement obligation expense, non-cash production royalty to related party, loss on settlement of interest rate swap, loss on deferment of equity offering, gain on settlement of asset retirement obligations, non-cash stock compensation expense, non-cash employee benefit expense, asset impairment and restructuring charges, non-cash charges related to non-recourse notes, gain on deconsolidation, and (gain) loss on extinguishment of debt. We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate Adjusted EBITDA in the same manner. We present

Adjusted EBITDA because we consider it an important supplemental measure of our performance and believe it is useful to an investor in evaluating our Company. We also include a quantitative reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net income (loss), in the sections that follow.
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Summary

	Three Months Ended September 30,		Change
	2015	2014	Amount	Percentage
	(In thousands, except per ton amounts)
Tons of coal sold	1,930	2,312	(382)	(16.5)%
Total revenue	$89,206	$108,935	$(19,729)	(18.1)%
Average sales price per ton	$46.22	$47.12	$(0.90)	(1.9)%
Cost of coal sales[1]	$69,843	$88,068	$18,225	20.7%
Average cost of sales per ton[1]	$36.19	$38.09	$1.90	5.0%
Net loss	$(145,786)	$(7,798)	$(137,988)	(1,769.5)%
Adjusted EBITDA[2]	$16,126	$16,131	$(5)	—%

[1]	Includes revenue-based production taxes and royalties; excludes depreciation, depletion, and amortization, asset retirement obligation expenses, and general and administrative costs.

[2]	Non-GAAP measure; please see definition above and reconciliation below.
Revenue
Our coal sales revenue for the three months ended September 30, 2015 decreased by $19.7 million, or 18.1%, to $89.2 million, as compared to $108.9 million for the three months ended September 30, 2014. This decrease is attributable to an unfavorable volume variance of approximately $18.0 million year-over-year due to a decline in customer demand resulting in the delay of shipments and an unfavorable price variance of approximately $1.7 million due to unfavorable customer mix as well as unfavorable transportation adjustments included as a component of the price in certain of our long-term coal supply agreements as a result of declining diesel prices, as compared to the three months ended September 30, 2014.
Cost of Coal Sales
Cost of coal sales decreased 20.7% to $69.8 million in the three months ended September 30, 2015, from $88.1 million in the same period of 2014. The decline is attributable to selling 0.4 million tons less and a reduction in the operating cost per ton in the third quarter of 2015, as compared to the same period of 2014. On a per ton basis, our cost of coal sales decreased during the three months ended September 30, 2015, compared to the same period of 2014, from $38.09 per ton to $36.19 per ton. This decrease in the per ton amounts is due to the closure of our Lewis Creek underground mine in the first quarter of 2015, as this was a high cost operation due to the poor geological conditions of the mine, lower repair and maintenance costs at our underground mines, lower diesel fuel costs and better mining conditions experienced in the current year.
Production Royalty to Related Party
Production royalty to related party declined $0.1 million, or 3.4%, to $2.0 million during the three months ended September 30, 2015, as compared to the same period of 2014. This amount relates to production royalties earned by our affiliate, Thoroughbred, from sales originating from our Kronos underground mine (where the mineral reserves are leased directly from Thoroughbred). The reduction is due to sales volume declines experienced at our Kronos underground mine during the current quarter, along with lower average prices in the current quarter, as compared to the same period of 2014.
Depreciation, Depletion and Amortization
DD&A expense decreased by $2.3 million, or 17.0%, to $11.0 million during the three months ended September 30, 2015, as compared to the same period of 2014. The decrease is due to the accelerated depreciation of the capitalized mine development costs associated with the Lewis Creek underground mine that began during the three months ended September 30, 2014 and was completed by March 31, 2015. This was partially offset by the impact of the revision to the useful lives of a portion of the machinery and equipment associated with certain of our surface mines during the three months ended September 30, 2015.

Asset Retirement Obligation Expenses
Asset retirement obligation expenses increased by $0.2 million, or 35.0%, to $0.8 million in the three months ended September 30, 2015, as compared to the same period of 2014. The increase is primarily attributable to changes in asset retirement cost estimates based on revisions to discount rates, reserve valuations and projected mine lives.
Asset Impairment and Restructuring Charges
During the three months ended September 30, 2015 and 2014, we recognized asset impairment and restructuring charges of $138.7 million and zero, respectively. The current quarter charges are attributable to the continuing adverse market conditions experienced during the current year. See Note 2 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of our asset impairment and restructuring charges.
General and Administrative Expenses
General and administrative (G&A) expenses were $3.6 million for the three months ended September 30, 2015, which was $1.2 million, or 24.9%, lower than the three months ended September 30, 2014. The decrease in the three months ended September 30, 2015, as compared to the same period of 2014, is due primarily to lower expenses for labor and benefits ($0.7 million) and professional services ($0.3 million).
Interest Expense, Net
Interest expense, net is derived from the following components:

	Three Months Ended September 30,
	2015	2014
	(In thousands)
11.75% Senior Secured Notes due 2019	$5,875	$5,875
Senior Secured Credit Facility	—	—
Long-term obligation to related party	2,675	1,848
Other, net	794	572
Capitalized interest	(141)	(270)
Total	$9,203	$8,025
Interest expense, net was $9.2 million for the three months ended September 30, 2015, as compared to $8.0 million for the three months ended September 30, 2014. The increase is principally attributable to an increase in the effective interest rate on the long-term obligation to related party due to revisions in the mine plan at December 31, 2014 and the increase in the principal balance of the long-term obligation to related party from the completion of the reserve transfers to Thoroughbred in October 2014 and May 2015, which increased the principal balance on the obligation by $6.1 million and $18.2 million, respectively.
Net Loss
Net loss for the three months ended September 30, 2015 was $145.8 million, as compared to a net loss of $7.8 million for the same period of 2014. The increase in net loss is driven by the asset impairment and restructuring charges of $138.7 million, lower gross margin of $1.5 million and higher interest expense of $1.2 million, partially offset by a decrease in DD&A and G&A expenses of $2.3 million and $1.2 million, respectively.

Adjusted EBITDA
The following table reconciles Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure:

	Three Months Ended September 30,
	2015	2014
	(In thousands)
Net loss	$(145,786)	$(7,798)
Depreciation, depletion, and amortization	10,990	13,240
Asset retirement obligation expenses	756	560
Non-cash production royalty to related party	1,980	2,049
Interest expense, net	9,203	8,025
Income tax provision	54	—
Asset impairment and restructuring charges	138,679	—
Non-cash employee benefit expense	167	—
Non-cash stock compensation expense	83	55
Adjusted EBITDA	$16,126	$16,131
Our Adjusted EBITDA for the three months ended September 30, 2015 and 2014 remained consistent at $16.1 million. The decline in gross margin of $1.5 million in the three months ended September 30, 2015, as compared to the same period of 2014, was substantially offset by the decrease in G&A expenses.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Summary

	Nine Months Ended September 30,		Change
	2015	2014	Amount	Percentage
	(In thousands, except per ton amounts)
Tons of coal sold	5,935	7,143	(1,208)	(16.9)%
Total revenue	$278,680	$336,088	$(57,408)	(17.1)%
Average sales price per ton	$46.96	$47.05	$(0.09)	(0.2)%
Cost of coal sales[1]	$218,826	$273,353	$54,527	19.9%
Average cost of sales per ton[1]	$36.87	$38.27	$1.40	3.7%
Net loss	$(160,146)	$(17,236)	$(142,910)	(829.1)%
Adjusted EBITDA[2]	$52,794	$48,321	$4,473	9.3%

[1]	Includes revenue-based production taxes and royalties; excludes depreciation, depletion, and amortization, asset retirement obligation expenses, and general and administrative costs.

[2]	Non-GAAP measure; please see definition above and reconciliation below.

Revenue
Our coal sales revenue for the nine months ended September 30, 2015 decreased by $57.4 million, or 17.1%, to $278.7 million, as compared to $336.1 million for the nine months ended September 30, 2014. This decrease is primarily attributable to an unfavorable volume variance of approximately $56.8 million year-over-year due to production and delivery issues during the first quarter of 2015 resulting from the inclement weather experienced in western Kentucky and a decline in customer demand resulting in the delay of shipments during the second quarter. In addition, we experienced an unfavorable price variance of approximately $0.6 million driven by customer mix.
Cost of Coal Sales
Cost of coal sales decreased 19.9% to $218.8 million in the nine months ended September 30, 2015, from $273.4 million in the same period of 2014. The decline is primarily attributable to selling 1.2 million tons less coal in the first nine months of 2015, as compared to the same period of 2014. On a per ton basis, our cost of coal sales decreased during the nine months ended September 30, 2015, as compared to the same period of 2014, from $38.27 per ton to $36.87 per ton. This decrease in the per ton amounts is due to favorable repair and maintenance costs experienced at our underground mines, lower blasting costs incurred by our surface mines, lower fuel costs and better mining conditions experienced in the first nine months of 2015, partially offset by the impacts of adverse weather conditions that occurred in the first quarter of 2015.
Production Royalty to Related Party
Production royalty to related party was $6.0 million and $6.3 million, respectively, for the nine months ended September 30, 2015 and 2014, respectively. This amount relates to production royalties earned by our affiliate, Thoroughbred, from sales originating from our Kronos underground mine (where the mineral reserves are leased directly from Thoroughbred). Sales volume declines experienced at our Kronos underground mine during the nine months ended September 30, 2015, along with slightly lower average prices in the current year, resulted in the decline in the production royalty earned by Thoroughbred in the nine months ended September 30, 2015, as compared to the same period of 2014.
Depreciation, Depletion and Amortization
DD&A expense increased by $5.2 million, or 15.7%, to $38.4 million during the nine months ended September 30, 2015, as compared to the same period of 2014. The increase is primarily due to the accelerated depreciation of the capitalized mine development costs associated with the Lewis Creek underground mine resulting from the closure of the mine in the first quarter of 2015 and the impact of the revision during the first quarter of 2015 to the useful lives of a portion of the machinery and equipment associated with certain of our surface mines.
Asset Retirement Obligation Expenses
Asset retirement obligation expenses increased by $0.8 million, or 49.2%, to $2.3 million in the nine months ended September 30, 2015, as compared to the same period of 2014. The increase is primarily attributable to changes in asset retirement cost estimates based on revisions to discount rates, reserve valuations and projected mine lives.
Asset Impairment and Restructuring Charges
During the nine months ended September 30, 2015 and 2014, we recognized asset impairment and restructuring charges of $138.7 million and zero, respectively. The current year charges are attributable to the continuing adverse market conditions experienced during the current year. See Note 2 of the notes to our condensed consolidated financial statements included in Item 1 of Part I of this report for further discussion of our asset impairment and restructuring charges.
General and Administrative Expenses
G&A expenses were $12.6 million for the nine months ended September 30, 2015, which was $2.3 million, or 15.3%, lower than the nine months ended September 30, 2014. The decrease in the nine months ended September 30, 2015, as compared to the same period of 2014, is due primarily to lower labor and benefits expense.

Interest Expense, Net
Interest expense, net is derived from the following components:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
11.75% Senior Secured Notes due 2019	$17,625	$17,625
Senior Secured Credit Facility	—	—
Long-term obligation to related party	8,311	5,512
Other, net	2,291	1,942
Capitalized interest	(1,777)	(520)
Total	$26,450	$24,559
Interest expense, net was $26.5 million for the nine months ended September 30, 2015, as compared to $24.6 million for the nine months ended September 30, 2014. The increase is principally attributable to an increase in the effective interest rate on the long-term obligation to related party due to revisions in the mine plan at December 31, 2014 and the increase in the principal balance of the long-term obligation to related party from the completion of the reserve transfers to Thoroughbred in

October 2014 and May 2015, which increased the principal balance on the obligation by $6.1 million and $18.2 million, respectively. The year-over-year increase in interest expense was partially offset by a higher amount of capitalized interest during the first three quarters of 2015, as compared to the same period of 2014.
Other, Net
Other, net for the nine months ended September 30, 2015 and 2014 was $4.8 million and $0.5 million, respectively. The increase is due to a $4.5 million refund during the second quarter of 2015 for a portion of Kentucky sales and use taxes paid on the purchase of certain energy and energy producing fuels for the period of 2008 through 2013.
Net Loss
Net loss for the nine months ended September 30, 2015 was $160.1 million, as compared to $17.2 million for the same period of 2014. The increase in net loss is largely due to the asset impairment and restructuring charges of $138.7 million, as well as the the decline in gross margin ($2.9 million) and increase in DD&A expense ($5.2 million), partially offset by the refund of certain previously paid Kentucky sales and use taxes during the second quarter of 2015.
Adjusted EBITDA
The following table reconciles Adjusted EBITDA to net loss, the most directly comparable GAAP measure:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Net loss	$(160,146)	$(17,236)
Depreciation, depletion, and amortization	38,399	33,178
Asset retirement obligation expenses	2,340	1,568
Non-cash production royalty to related party	6,034	6,313
Interest expense, net	26,450	24,559
Income tax provision	313	—
Asset impairment and restructuring charges	138,679	—
Non-cash employee benefit expense	501	—
Non-cash stock compensation expense (income)	224	(61)
Adjusted EBITDA	$52,794	$48,321
Our Adjusted EBITDA for the nine months ended September 30, 2015 was $52.8 million, as compared to $48.3 million for the nine months ended September 30, 2014. The increase in Adjusted EBITDA resulted primarily from the $4.5 million Kentucky sales and use tax refund during the second quarter of 2015 and lower G&A costs in the first nine months of 2015, exclusive of stock compensation expense, partially offset by a decline in the current year gross margin as a result of the decline in sales volume in the nine months ended September 30, 2015, as compared to the same period of 2014.

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

The principal indicators of our liquidity are our cash on hand and availability under the 2012 Credit Facility. As of September 30, 2015, our available liquidity was $93.6 million, comprised of cash on hand of $72.6 million and $21.0 million available under the 2012 Credit Facility.
We believe that existing cash balances, cash generated from operations and borrowings under the 2012 Credit Facility will be sufficient to meet working capital requirements, anticipated capital expenditures and debt service requirements for the remainder of 2015 and 2016. As a result of the weak market conditions and depressed coal prices, we have undertaken steps to adequately maintain liquidity and manage operating costs, including efficiently controlling capital expenditures. If market conditions do not improve, we expect to take further action, which could include additional reductions in production volumes and capital expenditures.
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
Cash Flows
The following table reflects cash flows for the applicable periods:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Net cash provided by (used in):
Operating activities	$35,936	$36,821
Investing activities	$(16,406)	$(14,956)
Financing activities	$(6,487)	$(6,793)
Nine Months Ended September 30, 2015 Compared to nine Months Ended September 30, 2014
Net cash provided by operating activities was $35.9 million for the nine months ended September 30, 2015, a decrease of $0.9 million from net cash provided by operating activities of $36.8 million for the same period of 2014. Operating results were negatively impacted during the first nine months of 2015 due to a decline in gross margin resulting primarily from lower shipments during this period, as compared to the same period of 2014. Substantially offsetting this decline is a reduction in G&A expenses from lower labor and benefits expense. In addition, operating results were favorably impacted from the receipt of a Kentucky sales and use tax refund totaling approximately $4.5 million during the second quarter of 2015, which is included as a component of other, net. Positively impacting cash flows from operations for the nine months ended September 30, 2015 was an increase in the net related party liabilities of $13.1 million due to the deferment of amounts owed to our affiliate, Thoroughbred, including interest and royalties earned on leased reserves. Negatively impacting operating cash flows was an increase in inventory due of the timing of shipments and a decrease in accounts payable and accrued and other liabilities due to the timing of payments. Cash flows from operations for the nine months ended September 30, 2014 were positively impacted by an increase in accounts payable and accrued and other liabilities of $4.3 million and net related party liabilities of $10.7 million due to the deferment of amounts owed to Thoroughbred. Negatively impacting operating cash flows was an increase in other non-current assets during the nine months ended September 30, 2014 due to an increase in collateral posted against outstanding surety bonds, which are used to secure the performance of our reclamation obligations, as well as an increase in accounts receivable related to the increase in revenue and the timing of cash receipts.
Net cash used in investing activities increased $1.5 million to $16.4 million for the nine months ended September 30, 2015, compared to $15.0 million for the same period of 2014. The current year investment is primarily attributable to capital expenditures for equipment and mine development associated with a new underground mine at our Parkway complex, whereas the prior year investment is largely attributable to capital expenditures to maintain our existing fixed assets.
Net cash used in financing activities was $6.5 million for the nine months ended September 30, 2015, as compared to net cash used in financing activities of $6.8 million for the nine months ended September 30, 2014. The current year and prior year activity relates primarily to scheduled capital lease and other long-term debt payments.

Contractual Obligations
Our contractual obligations have not changed materially from the disclosures in our Annual Report on Form 10-K filed with the SEC on March 26, 2015.
Capital Expenditures
Our mining operations require investments to expand, upgrade or enhance existing operations and to comply with environmental and safety regulations. Our anticipated total capital expenditures for 2015 are estimated to be within a range of $20.0 million to $23.0 million. Management anticipates funding capital requirements with current cash balances and cash flows provided by operations. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability and cost of additional capital will depend upon our financial condition and results of operations, as well as prevailing market conditions and several other factors over which we have limited control.
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
During the third quarter of 2015, we completed development of an additional underground mine at our Parkway complex to extract coal from the West Kentucky #8 seam. Annual production capacity at the mine is eventually expected to be expanded to approximately 2.4 million tons. Capitalized development costs for the new mine totaled approximately $25.2 million.
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
As of September 30, 2015, we had approximately $34.3 million in surety bonds outstanding to secure the performance of our reclamation obligations, which were supported by approximately $6.0 million of cash posted as collateral.

Related Party Transactions
In the normal course of business, we engage in certain related party transactions with Thoroughbred, as well as other affiliated parties. These transactions generally include production and overriding royalties, administrative service agreements, reserve leases, and certain financing arrangements. For more information regarding our related party transactions, see Note 7, “Related Party Transactions,” to the unaudited condensed consolidated financial statements included in this report and “Item 13—Certain Relationships and Related Party Transactions, and Director Independence” in our Annual Report on Form 10-K filed with the SEC on March 26, 2015.

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
In May 2014, the FASB issued a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard requires revenue to be recognized when promised goods or services are transferred to a customer in an amount that reflects the consideration expected in exchange for those goods or services. The standard permits the use of either the full retrospective or modified retrospective transition method. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted to the original effective date of December 15, 2016. We are currently evaluating the impact of this new pronouncement on its financial statements.

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
Some of the products used in our mining activities, such as diesel fuel, explosives and steel products for roof support used in our underground mining, are subject to price volatility. Through our suppliers, we utilize forward purchases to manage a portion of our exposure related to diesel fuel volatility. A hypothetical increase of $0.10 per gallon for diesel fuel would have negatively impacted our results of operations by $0.2 million and $0.5 million for the three and nine months ended September 30, 2015, respectively. A hypothetical increase of 10% in steel prices would have negatively impacted our results of operations by $0.4 million and $1.3 million for the three and nine months ended September 30, 2015, respectively. A hypothetical increase of 10% in explosives prices would have negatively impacted our results of operations by $0.3 million and $1.0 million for the three and nine months ended September 30, 2015, respectively.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based upon such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the third quarter of 2015, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are involved from time to time in various lawsuits and claims arising in the ordinary course of business. Although the outcomes of these lawsuits and claims are uncertain, we do not believe any of them will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” sections in the Annual Report on Form 10-K for the year ended December 31, 2014, together with the cautionary statement under the caption “Cautionary Statement Regarding Forward-Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report. Except as set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 26, 2015.
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

Item 5. Other Information
(a) None
(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the fiscal quarter ended September 30, 2015.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

10.1	Employment Agreement by and between Armstrong Energy, Inc. and Jeffrey F. Winnick, dated as of September 1, 2015					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

95.1	Federal Mine Safety and Health Act Information.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Scheme Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

ARMSTRONG ENERGY, INC.

Date: November 12, 2015	By:	/s/ Jeffrey F. Winnick
Jeffrey F. Winnick
Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)