Form 10-Q
period 2016-03-31
Armstrong Energy, Inc.
filed 2016-05-12
CIK 1532288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 1, 2016, there were 21,883,224 shares of Armstrong Energy, Inc.’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Armstrong Energy, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,102	$67,617
Accounts receivable	12,537	14,270
Inventories	15,431	14,562
Prepaid and other assets	1,106	1,952
Total current assets	91,176	98,401
Property, plant, equipment, and mine development, net	254,735	261,398
Investments	3,554	3,525
Other non-current assets	17,775	17,387
Total assets	$367,240	$380,711
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$16,386	$22,555
Accrued and other liabilities	17,433	13,045
Current portion of capital lease obligations	1,490	1,943
Current maturities of long-term debt	8,776	8,402
Total current liabilities	44,085	45,945
Long-term debt, less current maturities	201,999	203,508
Long-term obligation to related party	128,781	128,809
Related party payables, net	19,401	16,413
Asset retirement obligations	14,262	13,990
Long-term portion of capital lease obligations	331	555
Other non-current liabilities	7,054	6,772
Total liabilities	415,913	415,992
Stockholders’ deficit:
Common stock, $0.01 par value, 70,000,000 shares authorized, 21,883,224 and 21,853,224 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	218	218
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	—	—
Additional paid-in-capital	238,667	238,695
Accumulated deficit	(285,775)	(272,334)
Accumulated other comprehensive loss	(1,806)	(1,883)
Armstrong Energy, Inc.’s deficit	(48,696)	(35,304)
Non-controlling interest	23	23
Total stockholders’ deficit	(48,673)	(35,281)
Total liabilities and stockholders’ deficit	$367,240	$380,711
See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Revenue	$60,444	$96,335
Costs and Expenses:
Cost of coal sales, exclusive of items shown separately below	52,675	78,830
Production royalty to related party	1,629	2,001
Depreciation, depletion, and amortization	7,614	17,344
Asset retirement obligation expenses	329	427
General and administrative expenses	3,518	4,639
Operating loss	(5,321)	(6,906)
Other income (expense):
Interest expense, net	(8,108)	(8,377)
Other, net	105	29
Loss before income taxes	(13,324)	(15,254)
Income taxes	(117)	—
Net loss	(13,441)	(15,254)
Income attributable to non-controlling interest	—	—
Net loss attributable to common stockholders	$(13,441)	$(15,254)
See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(13,441)	$(15,254)
Postretirement benefit plan and other employee benefit obligations, net of tax	77	105
Other comprehensive income	77	105
Comprehensive loss	(13,364)	(15,149)
Less: comprehensive income (loss) attributable to non-controlling interests	—	—
Comprehensive loss attributable to common stockholders	$(13,364)	$(15,149)
See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
Three Months Ended March 31, 2016
(Amounts in thousands)

	Common Stock		Preferred Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Deficit
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2015	21,853	$218	—	$—	$238,695	$(272,334)	$(1,883)	$23	$(35,281)
Net loss	—	—	—	—	—	(13,441)	—	—	(13,441)
Stock based compensation	—	—	—	—	(28)	—	—	—	(28)
Postretirement benefit plan and other employee benefit obligations, net of tax of zero	—	—	—	—	—	—	77	—	77
Shares issued under employee plan	30	—	—	—	—	—	—	—	—
Balance at March 31, 2016	21,883	$218	—	$—	$238,667	$(285,775)	$(1,806)	$23	$(48,673)
See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(13,441)	$(15,254)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash stock compensation (income) expense	(28)	58
Income from equity affiliate	(29)	(35)
Loss on disposal of property, plant and equipment	—	72
Amortization of original issue discount	231	204
Amortization of debt issuance costs	412	374
Depreciation, depletion and amortization	7,614	17,344
Asset retirement obligation expenses	329	427
Non-cash activity with related party, net	2,961	4,118
Non-cash interest on long-term obligations	5,879	5,881
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,733	(1,931)
Increase in inventories	(870)	(1,851)
Decrease in prepaid and other assets	845	1,119
Increase in other non-current assets	(481)	(597)
(Decrease) increase in accounts payable and accrued and other liabilities	(7,639)	2,072
Increase in other non-current liabilities	282	385
Net cash (used in) provided by operating activities:	(2,202)	12,386
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(947)	(8,611)
Proceeds from disposal of fixed assets	—	475
Net cash used in investing activities	(947)	(8,136)
Cash Flows from Financing Activities:
Payments on capital lease obligations	(676)	(677)
Payments of long-term debt	(1,690)	(1,279)
Net cash used in financing activities	(2,366)	(1,956)
Net change in cash and cash equivalents	(5,515)	2,294
Cash and cash equivalents, at the beginning of the period	67,617	59,518
Cash and cash equivalents, at the end of the period	$62,102	$61,812

	Three Months Ended March 31,
	2016	2015
Supplemental cash flow information:
Non-Cash Transactions:
Assets acquired with long-term debt	$—	$202
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
The Company’s wholly-owned subsidiary, Elk Creek GP, LLC (ECGP), is the sole general partner of and has an approximate 0.2% ownership in Thoroughbred Resources, L.P. (Thoroughbred). The various limited partners of Thoroughbred are related parties, as the entity is majority owned by investment funds managed by Yorktown Partners LLC (Yorktown), which has a majority ownership in the Company. The Company does not consolidate the financial results of Thoroughbred and accounts for its ownership in Thoroughbred under the equity method.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reporting and U.S. Securities and Exchange Commission (SEC) regulations. In the opinion of management, all adjustments consisting of normal, recurring accruals considered necessary for a fair presentation have been included. Balance sheet information presented herein as of December 31, 2015 has been derived from the Company’s audited consolidated balance sheet at that date. Results of operations for the three months ended March 31, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016. Certain prior year amounts have been reclassified to conform with the 2016 presentation. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2016.
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
In April 2015, the FASB issued guidance requiring an entity to present deferred financing costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. In August 2015, the FASB issued an accounting standards update about the presentation and subsequent measurement of deferred financing costs associated with line-of-credit arrangements, which allows for the presentation of deferred financing costs as an asset regardless of whether or not there is an outstanding balance on the line-of-credit arrangement. The updates are effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. The Company adopted these standards during the three months ended March 31, 2016. The Company continues to report the unamortized deferred financing costs associated with its asset-based revolving credit facility dated December 21, 2012 (the 2012 Credit Facility) within other non-current assets, whereas unamortized deferred financing costs associated with the Company's 11.75% Senior Secured Notes due 2019 (the Notes) have been reclassified for all periods presented.

In February 2015, the FASB issued guidance changing the requirements and analysis required when determining the reporting entity's need to consolidate an entity, including modifying the evaluation of limited partnerships variable interest status, the presumption that a general partner should consolidate a limited partnership, and the consolidation criterion applied by a reporting entity involved with variable interest entities. The Company adopted this guidance during the first quarter of 2016 and it did not have an impact on its historical consolidation conclusions.
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
2. ASSET IMPAIRMENT AND RESTRUCTURING CHARGES
The Company's long-lived assets may be adversely affected by numerous uncertain factors that may cause the Company to be unable to recover all or a portion of the carrying value of those assets. As a result of various unfavorable conditions, including, but not limited to sustained downward trends in domestic coal prices, the Company recognized aggregate asset impairment and restructuring charges of $138.7 million during the year ended December 31, 2015. For additional information surrounding those charges, refer to Note 3, "Asset Impairment and Restructuring Charges" to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The Company did not recognize any asset impairment or restructuring charges during the three months ended March 31, 2016 and 2015, respectively.

3. INVENTORIES
Inventories consist of the following amounts:

	March 31, 2016	December 31, 2015
Materials and supplies	$9,320	$9,634
Coal—raw and saleable	6,111	4,928
Total	$15,431	$14,562

4. ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consist of the following amounts:

	March 31, 2016	December 31, 2015
Payroll and related benefits	$5,482	$6,454
Taxes other than income taxes	2,864	3,134
Interest	6,866	987
Asset retirement obligations	94	94
Royalties	514	630
Other	1,613	1,746
Total	$17,433	$13,045

5. OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following amounts:

	March 31, 2016	December 31, 2015
Escrows and deposits	$5,209	$5,233
Restricted surety and cash bonds	6,115	6,115
Advanced royalties	5,778	5,272
Deferred financing costs, net associated with 2012 Credit Facility	609	697
Intangible assets, net	64	70
Total	$17,775	$17,387

6. RELATED PARTY TRANSACTIONS
Investments
The Company maintains an ownership interest of its affiliate, Thoroughbred, through certain of its subsidiaries, which, as of March 31, 2016, totaled 1.1%. Income from its interest in Thoroughbred, which is accounted for under the equity method, for the three months ended March 31, 2016 and 2015 totaled $29 and $35, respectively.
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
On May 1, 2015, the Company sold a 12.10% undivided interest in certain leased and owned land and mineral reserves to Thoroughbred in exchange for Thoroughbred forgiving amounts owed by the Company of $18,172. The amount forgiven by Thoroughbred consisted primarily of deferred production royalties. The newly acquired interest in the mineral reserves was leased and/or subleased by Thoroughbred to the Company in exchange for a production royalty. This transaction was accounted for as a financing arrangement and an additional long-term obligation to Thoroughbred of $18,172 was recognized on May 1, 2015.
The percentage interest in the land and mineral reserves sold to Thoroughbred in the above transaction was based on a fair value determined by a third-party specialist. In addition, this transaction was approved by the conflicts committee of the board of directors of the Company, a committee comprised of only independent directors. As a result of the above, Thoroughbred’s undivided interest in certain of the Company’s leased and owned land and mineral reserves in Muhlenberg and Ohio counties as of March 31, 2016 and December 31, 2015 was 61.38%.
As of March 31, 2016 and December 31, 2015, the outstanding long-term obligation to related party totaled $128,781 and $128,809, respectively. Interest expense recognized for the three months ended March 31, 2016 and 2015 associated with the long-term obligation to related party was $1,587 and $2,497, respectively. The effective interest rate of the long-term obligation to related party, which is adjusted based on significant mine plan changes and the completion of the periodic reserve transfers, was 5.0% as of March 31, 2016.
Lease of Coal Reserves
In February 2011, Thoroughbred entered into a lease and sublease agreement with the Company relating to its Elk Creek reserves and granted the Company a license to mine coal on those properties. The terms of this agreement mirror those of the lease agreements associated with the jointly owned reserves between the Company and Thoroughbred. Total production royalties owed from mining of the Elk Creek reserves, where the Company’s Kronos underground mine resides, for the three months ended March 31, 2016 and 2015 totaled $1,629 and $2,001, respectively.
Administrative Services Agreements
The Company entered into an administrative services agreement with Thoroughbred and its general partner, ECGP, pursuant to which the Company agreed to provide Thoroughbred with general administrative and management services, including, but not limited to, human resources, information technology, financial and accounting services and legal services. The administrative service fee, which is adjusted annually, is approved by the conflicts committee of the board of directors of the Company. As consideration for the use of the Company’s employees and services, and for certain shared fixed costs, Thoroughbred paid the Company $236 and $300 for the three months ended March 31, 2016 and 2015, respectively.
Other
In 2007, the Company entered into an overriding royalty agreement with an executive employee to compensate him $0.05/ton of coal mined and sold from properties owned by certain subsidiaries of the Company. The agreement remains in effect for the later of 20 years from the date of the agreement or until all salable coal has been extracted. The royalty agreement transfers with the property regardless of ownership or lease status. The royalty is payable the month following the sale of coal mined from the specified properties. The Company accounts for this royalty arrangement as expense in the period in which the coal is sold. Expense recorded in the three months ended March 31, 2016 and 2015 was $51 and $83, respectively.

7. LONG-TERM DEBT
The Company’s total indebtedness consisted of the following:

Type	March 31, 2016	December 31, 2015
Notes	$189,445	$188,890
Other	21,330	23,020
	210,775	211,910
Less: current maturities	8,776	8,402
Total long-term debt	$201,999	$203,508
Senior Secured Notes due 2019
On December 21, 2012, the Company completed a $200,000 offering of the Notes. The Notes were issued at an original issue discount (OID) of 96.567%. The OID was recorded on the Company’s balance sheet as a component of long-term debt, and is being amortized to interest expense over the life of the Notes. As of March 31, 2016 and December 31, 2015, the unamortized OID was $4,349 and $4,581, respectively. Interest on the Notes is due semiannually on June 15 and December 15 of each year. The Company used $123,698 of the proceeds from this issuance to prepay and terminate its previous senior secured credit facility, including accrued and unpaid interest. In addition, the Company used the proceeds to pay fees and expenses of $8,358 related to the Notes offering, which are being amortized to interest expense over the life of the Notes. As of March 31, 2016 and December 31, 2015, the unamortized deferred financing costs were $6,206 and $6,529, respectively.
2012 Credit Facility
Concurrently with the closing of the Notes offering on December 21, 2012, the Company entered into the 2012 Credit Facility. The 2012 Credit Facility provides for a five year, $50,000 revolving credit facility that will expire on December 21, 2017. Borrowings under the 2012 Credit Facility may not exceed a borrowing base, as defined within the 2012 Credit Facility agreement. In addition, the 2012 Credit Facility includes a $10,000 letter of credit sub-facility and a $5,000 swingline loan sub-facility. As of March 31, 2016 and December 31, 2015, there were no borrowings outstanding under the 2012 Credit Facility, and the Company had $15,308 available for borrowing under the 2012 Credit Facility at March 31, 2016. The Company incurred $1,198 of deferred financing fees related to the 2012 Credit Facility that have been capitalized and are being amortized to interest expense over the life of the 2012 Credit Facility.
Other Debt
Other debt consists of miscellaneous debt obligations entered into to finance the acquisition of certain equipment and land. These obligations have various maturities of one to five years and bear interest at rates between 2.99% to 6.50%.

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

	March 31, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
11.75% Senior Secured Notes due 2019(1)	$60,000	$189,445	$82,000	$188,890
Long-term obligation to related party	93,196	128,781	94,811	128,809
Total	$153,196	$318,226	$176,811	$317,699

(1)	The carrying value of the Notes is net of the unamortized OID and deferred financing costs as of March 31, 2016 and December 31, 2015, respectively.
The fair value of the Notes is based on quoted market prices, while the fair value of the long-term obligation to related party is based on estimated cash flows discounted to their present value.

9. INCOME TAXES
The Company has not recognized certain income tax benefits, as it does not believe it is more likely than not it will be able to realize its net deferred tax assets. The Company has, therefore, established a valuation allowance against its net deferred tax assets as of March 31, 2016 and December 31, 2015. Based on the anticipated reversals of its deferred tax assets and deferred tax liabilities, the Company has concluded a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.

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
Net periodic postretirement benefit cost included the following components:

	Three months ended March 31,
	2016	2015
Service cost for benefits earned	$229	$304
Interest cost on accumulated postretirement benefit obligation	43	30
Amortization of prior service cost	24	26
Net periodic postretirement cost	$296	$360

11. ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2016 consisted of the following:

	Postretirement Benefit Plan and Other Employee Benefit Obligations	Accumulated Other Comprehensive Loss
Balance as of December 31, 2015	$(1,883)	$(1,883)
Amounts reclassified from accumulated other comprehensive loss	77	77
Current period change	—	—
Balance as of March 31, 2016	$(1,806)	$(1,806)

The following is a summary of reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015:

Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Condensed Consolidated Statement of Operations	Amounts Reclassified from Accumulated Other Comprehensive Loss For the Three Months Ended March 31,
		2016	2015
Amortization of prior service cost associated with postretirement benefit plan and other employee benefit obligations	Cost of coal sales	$(102)	$(105)
Amortization of net actuarial gain associated with other employee benefit obligations	Cost of coal sales	25	—
		(77)	(105)
Income taxes		—	—
Total reclassifications		$(77)	$(105)

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
The Company completed mining of the Lewis Creek underground mine in March 2015 and has extracted the equipment, which will be utilized at its other mining operations in the future. As a result of the closure, the Company accelerated depreciation of the remaining net book value of the capitalized costs associated with the original development of the mine. Total expense recognized during the first quarter of 2015 to write-off the remaining asset was approximately $6,318, which was included as a component of "depreciation, depletion, and amortization" in the condensed consolidated statement of operations for the three months ended March 31, 2015.

13. COMMITMENTS AND CONTINGENCIES
The Company is subject to various market, operational, financial, regulatory, and legislative risks. Numerous federal, state, and local governmental permits and approvals are required for mining operations. Federal and state regulations require regular monitoring of mines and other facilities to document compliance. Monetary penalties of $1,001 and $901 related to Mine Safety and Health Administration fines were accrued as of March 31, 2016 and December 31, 2015, respectively.
The Company is involved from time to time in various legal matters arising in the ordinary course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s consolidated cash flows, results of operations or financial condition.
Coal Sales Contracts
The Company has historically sold the majority of its coal under multi-year supply agreements of varying duration. These contracts typically have specific volume and pricing arrangements for each year of the agreement, which allows customers to secure a supply for their future needs and provides the Company with greater predictability of sales volume and sales prices. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer or the Company. The remaining terms of the Company’s long-term contracts range from one to four years. The Company, via contractual agreements, has committed volumes of sales in 2016 of approximately 5.6 million tons.

14. SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
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

Supplemental Condensed Consolidating Balance Sheets

	March 31, 2016
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$62,102	$—	$62,102
Accounts receivable	—	12,537	—	12,537
Inventories	—	15,431	—	15,431
Prepaid and other assets	205	901	—	1,106
Total current assets	205	90,971	—	91,176
Property, plant, equipment, and mine development, net	10,365	244,370	—	254,735
Investments	—	3,554	—	3,554
Investments in subsidiaries	63,045	—	(63,045)	—
Intercompany receivables	72,187	(72,187)	—	—
Other non-current assets	789	16,986	—	17,775
Total assets	$146,591	$283,694	$(63,045)	$367,240
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$50	$16,336	$—	$16,386
Accrued and other liabilities	7,097	10,336	—	17,433
Current portion of capital lease obligations	—	1,490	—	1,490
Current maturities of long-term debt	—	8,776	—	8,776
Total current liabilities	7,147	36,938	—	44,085
Long-term debt, less current maturities	189,445	12,554	—	201,999
Long-term obligation to related party	—	128,781	—	128,781
Related party payables, net	(1,436)	20,837	—	19,401
Asset retirement obligations	—	14,262	—	14,262
Long-term portion of capital lease obligations	—	331	—	331
Other non-current liabilities	131	6,923	—	7,054
Total liabilities	195,287	220,626	—	415,913
Stockholders’ equity/(deficit):
Armstrong Energy, Inc.’s equity/(deficit)	(48,696)	63,045	(63,045)	(48,696)
Non-controlling interest	—	23	—	23
Total stockholders’ equity/(deficit)	(48,696)	63,068	(63,045)	(48,673)
Total liabilities and stockholders’ equity/(deficit)	$146,591	$283,694	$(63,045)	$367,240

Supplemental Condensed Consolidating Balance Sheets

	December 31, 2015
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$67,617	$—	$67,617
Accounts receivable	—	14,270	—	14,270
Inventories	—	14,562	—	14,562
Prepaid and other assets	110	1,842	—	1,952
Total current assets	110	98,291	—	98,401
Property, plant, equipment, and mine development, net	10,467	250,931	—	261,398
Investments	—	3,525	—	3,525
Investments in subsidiaries	69,429	—	(69,429)	—
Intercompany receivables	70,347	(70,347)	—	—
Other non-current assets	912	16,475	—	17,387
Total assets	$151,265	$298,875	$(69,429)	$380,711
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$177	$22,378	$—	$22,555
Accrued and other liabilities	1,771	11,274	—	13,045
Current portion of capital lease obligations	—	1,943	—	1,943
Current maturities of long-term debt	—	8,402	—	8,402
Total current liabilities	1,948	43,997	—	45,945
Long-term debt, less current maturities	188,890	14,618	—	203,508
Long-term obligation to related party	—	128,809	—	128,809
Related party payables, net	(4,411)	20,824	—	16,413
Asset retirement obligations	—	13,990	—	13,990
Long-term portion of capital lease obligations	—	555	—	555
Other non-current liabilities	142	6,630	—	6,772
Total liabilities	186,569	229,423	—	415,992
Stockholders’ equity/(deficit):
Armstrong Energy, Inc.’s equity/(deficit)	(35,304)	69,429	(69,429)	(35,304)
Non-controlling interest	—	23	—	23
Total stockholders’ equity/(deficit)	(35,304)	69,452	(69,429)	(35,281)
Total liabilities and stockholders’ equity/(deficit)	$151,265	$298,875	$(69,429)	$380,711

Supplemental Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2016
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$60,444	$—	$60,444
Costs and Expenses:
Operating costs and expenses	—	52,675	—	52,675
Production royalty to related party	—	1,629	—	1,629
Depreciation, depletion, and amortization	302	7,312	—	7,614
Asset retirement obligation expenses	—	329	—	329
General and administrative expenses	439	3,079	—	3,518
Operating loss	(741)	(4,580)	—	(5,321)
Other income (expense):
Interest expense, net	(6,317)	(1,791)	—	(8,108)
Other, net	—	105	—	105
Loss from investment in subsidiaries	(6,383)	—	6,383	—
Loss before income taxes	(13,441)	(6,266)	6,383	(13,324)
Income taxes	—	(117)	—	(117)
Net loss	(13,441)	(6,383)	6,383	(13,441)
Income attributable to non-controlling interest	—	—	—	—
Net loss attributable to common stockholders	$(13,441)	$(6,383)	$6,383	$(13,441)

	Three Months Ended March 31, 2015
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$96,335	$—	$96,335
Costs and Expenses:
Operating costs and expenses	—	78,830	—	78,830
Production royalty to related party	—	2,001	—	2,001
Depreciation, depletion, and amortization	505	16,839	—	17,344
Asset retirement obligation expenses	—	427	—	427
General and administrative expenses	181	4,458	—	4,639
Operating loss	(686)	(6,220)	—	(6,906)
Other income (expense):
Interest expense, net	(5,709)	(2,668)	—	(8,377)
Other, net	—	29	—	29
Loss from investment in subsidiaries	(8,859)	—	8,859	—
Loss before income taxes	(15,254)	(8,859)	8,859	(15,254)
Income taxes	—	—	—	—
Net loss	(15,254)	(8,859)	8,859	(15,254)
Income attributable to non-controlling interest	—	—	—	—
Net loss attributable to common stockholders	$(15,254)	$(8,859)	$8,859	$(15,254)

Supplemental Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31, 2016
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(13,441)	$(6,383)	$6,383	$(13,441)
Other comprehensive income (loss):
Postretirement benefit plan and other employee benefit obligations, net of tax	—	77	—	77
Other comprehensive income	—	77	—	77
Comprehensive loss	(13,441)	(6,306)	6,383	(13,364)
Less: comprehensive income (loss) attributable to non-controlling interest	—	—	—	—
Comprehensive loss attributable to common stockholders	$(13,441)	$(6,306)	$6,383	$(13,364)

	Three Months Ended March 31, 2015
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(15,254)	$(8,859)	$8,859	$(15,254)
Other comprehensive income (loss):
Postretirement benefit plan and other employee benefit obligations, net of tax	—	105	—	105
Other comprehensive income	—	105	—	105
Comprehensive loss	(15,254)	(8,754)	8,859	(15,149)
Less: comprehensive income (loss) attributable to non-controlling interest	—	—	—	—
Comprehensive loss attributable to common stockholders	$(15,254)	$(8,754)	$8,859	$(15,149)

Supplemental Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2016
	Parent / Issuer	Guarantor Subsidiaries	Consolidated
Cash Flows from Operating Activities:
Net cash used in operating activities:	$(1,167)	$(1,035)	$(2,202)
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(201)	(746)	(947)
Proceeds from disposal of fixed assets	—	—	—
Net cash used in investing activities	(201)	(746)	(947)
Cash Flows from Financing Activities:
Payment on capital lease obligations	—	(676)	(676)
Payment of long-term debt	—	(1,690)	(1,690)
Transactions with affiliates, net	1,368	(1,368)	—
Net cash provided by (used in) financing activities	1,368	(3,734)	(2,366)
Net change in cash and cash equivalents	—	(5,515)	(5,515)
Cash and cash equivalents, at the beginning of the period	—	67,617	67,617
Cash and cash equivalents, at the end of the period	$—	$62,102	$62,102

	Three Months Ended March 31, 2015
	Parent / Issuer	Guarantor Subsidiaries	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities:	$(1,946)	$14,332	$12,386
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(767)	(7,844)	(8,611)
Proceeds from disposal of fixed assets	—	475	475
Net cash used in investing activities	(767)	(7,369)	(8,136)
Cash Flows from Financing Activities:
Payment on capital lease obligations	—	(677)	(677)
Payment of long-term debt	—	(1,279)	(1,279)
Transactions with affiliates, net	2,713	(2,713)	—
Net cash provided by (used in) financing activities	2,713	(4,669)	(1,956)
Net change in cash and cash equivalents	—	2,294	2,294
Cash and cash equivalents, at the beginning of the period	—	59,518	59,518
Cash and cash equivalents, at the end of the period	$—	$61,812	$61,812

15. SUBSEQUENT EVENTS
Production Rationalization
On April 22, 2016, Worker Adjustment and Retraining Notification (WARN) Act notices were delivered to employees of one of the Company's mining operations and related preparation plant in anticipation of closing the Parkway underground mine. The decision to rationalize production was made in response to persistent weakness in thermal coal demand, depressed price levels and increased government regulations. Coal production at the mine is expected to cease by the end of the second quarter of 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the SEC) on March 23, 2016.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Various statements contained in this quarterly report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this quarterly report speak only as of the date of this quarterly report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

•	liquidity constraints and our ability to service our outstanding indebtedness;

•	market demand for coal and electricity;

•	geologic conditions, weather and other inherent risks of coal mining that are beyond our control;

•	competition within our industry and with producers of competing energy sources;

•	excess production and production capacity;

•	our ability to acquire or develop coal reserves in an economically feasible manner;

•	inaccuracies in our estimates of our coal reserves;

•	availability and price of mining and other industrial supplies, including steel-based supplies, diesel fuel, rubber tires and explosives;

•	the continued weakness in global economic conditions or in any industry in which our customers operate, or sustained uncertainty in financial markets, which may cause conditions we cannot predict;

•	coal users switching to other fuels in order to comply with various environmental standards related to coal combustion;

•	volatility in the capital and credit markets;

•	availability of skilled employees and other workforce factors;

•	our ability to collect payments from our customers;

•	defects in title or the loss of a leasehold interest;

•	railroad, barge, truck and other transportation performance costs;

•	our ability to secure new coal supply arrangements or to renew existing coal supply arrangements;

•	the deferral of contracted shipments of coal by our customers;

•	our ability to comply with the restrictions imposed by our revolving credit facility, the indenture governing our notes and other financing arrangements;

•	our ability to obtain or renew surety bonds on acceptable terms;

•	our ability to obtain and renew various permits, including permits authorizing the disposition of certain mining waste;

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
When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other SEC filings, including the more detailed discussion of these factors and other factors that could affect our results included in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K filed with the SEC on March 23, 2016, as may be updated in subsequent filings with the SEC.
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
We market our coal primarily to large utilities with coal-fired, base-load, scrubbed power plants under multi-year coal supply agreements. Our multi-year coal supply agreements usually have specific volume and pricing arrangements for each year of the agreement. These agreements allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices. At March 31, 2016, we had coal supply agreements with terms ranging from one to four years. As of March 31, 2016, we are contractually committed to sell approximately 5.6 million tons of coal in 2016.
Recent Developments
Review of Strategic Alternatives
Our Board of Directors authorized an exploration of strategic alternatives aimed at strengthening our balance sheet and improving our long-term capital structure. We have retained MAEVA Group, LLC as our financial adviser and Kirkland & Ellis LLP as our legal adviser to assist the Board of Directors and management with the strategic review process. We do not expect to provide any additional information on this process unless and until our Board of Directors deems disclosure appropriate or necessary. There is no assurance that this exploration will result in any strategic alternatives being announced or executed.

Production Rationalization
On April 22, 2016, Worker Adjustment and Retraining Notification (WARN) Act notices were delivered to employees of one of our mining operations and related preparation plant in anticipation of closing the Parkway underground mine. The decision to rationalize production was made in response to persistent weakness in thermal coal demand, depressed price levels and increased government regulations. Coal production at the mine is expected to cease by the end of the second quarter of 2016.

Results of Operations
Non-GAAP Financial Information
Adjusted EBITDA, as presented in this Quarterly Report on Form 10-Q, is a supplemental measure of our performance that is not required by, or presented in accordance with, U.S. generally accepted accounting principles (U.S. GAAP). It is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income (loss) or any other performance measures derived in accordance with U. S. GAAP or as an alternative to cash flows from operating activities as measures of our liquidity.
We define “Adjusted EBITDA” as net income (loss) before deducting net interest expense, income taxes, depreciation, depletion and amortization, asset retirement obligation expenses, non-cash production royalty to related party, asset impairment and restructuring charges, loss on settlement of interest rate swap, loss on deferment of equity offering, non-cash stock compensation expense (income), non-cash employee benefit expense, non-cash charges related to non-recourse notes, gain on deconsolidation, and (gain) loss on extinguishment of debt. We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate Adjusted EBITDA in the same manner. We present Adjusted EBITDA because we consider it an important supplemental measure of our performance and believe it is useful to an investor in evaluating our Company. We also include a quantitative reconciliation of Adjusted EBITDA to the most directly comparable U.S. GAAP financial performance measure, which is net income (loss), in the sections that follow.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Summary

	Three Months Ended March 31,		Change
	2016	2015	Amount	Percentage
	(In thousands, except per ton amounts)
Tons of coal sold	1,424	1,967	(543)	(27.6)%
Total revenue	$60,444	$96,335	$(35,891)	(37.3)%
Average sales price per ton	$42.44	$48.98	$(6.54)	(13.4)%
Cost of coal sales[1]	$52,675	$78,830	$26,155	33.2%
Average cost of sales per ton[1]	$36.99	$40.08	$3.09	7.7%
Net loss	$(13,441)	$(15,254)	$1,813	11.9%
Adjusted EBITDA[2]	$4,433	$13,120	$(8,687)	66.2%

[1]	Includes revenue-based production taxes and royalties; excludes depreciation, depletion, and amortization, asset retirement obligation expenses, and general and administrative costs.

[2]	Non-GAAP measure; please see definition above and reconciliation below.

Revenue
Our coal sales revenue for the three months ended March 31, 2016 decreased by $35.9 million, or 37.3%, to $60.4 million, as compared to $96.3 million for the three months ended March 31, 2015. This decrease is attributable to an unfavorable volume variance of approximately $26.6 million year-over-year due to a decline in customer demand resulting in lower contracted amounts in the current year and an unfavorable price variance of approximately $9.3 million due to the renewal of sales contracts at less favorable prices, as well as unfavorable transportation adjustments included as a component of the price in certain of our long-term coal supply agreements as a result of declining diesel prices, as compared to the three months ended March 31, 2015.
Cost of Coal Sales
Cost of coal sales decreased 33.2% to $52.7 million in the three months ended March 31, 2016, from $78.8 million in the same period of 2015. The decline is attributable to selling 0.5 million tons less and a reduction in the operating cost per ton in the first quarter of 2016, as compared to the same period of 2015. On a per ton basis, our cost of coal sales decreased during the three months ended March 31, 2016, compared to the same period of 2015, from $40.08 per ton to $36.99 per ton. This decrease in the per ton amounts is due to the closure of our Lewis Creek underground mine in the first quarter of 2015, as this was a high cost operation due to the poor geological conditions of the mine, lower repair and maintenance costs at our underground mines, lower diesel fuel costs and better mining conditions experienced at our surface mines in the current year.
Production Royalty to Related Party
Production royalty to related party declined $0.4 million, or 18.6%, to $1.6 million during the three months ended March 31, 2016, as compared to the same period of 2015. This amount relates to production royalties earned by our affiliate, Thoroughbred, from sales originating from our Kronos underground mine (where the mineral reserves are leased directly from Thoroughbred). The reduction is due to sales volume declines experienced at our Kronos underground mine during the current quarter, along with lower average sales prices in the current quarter, as compared to the same period of 2015.
Depreciation, Depletion and Amortization
Depreciation, depletion, and amortization (DD&A) expense decreased by $9.7 million, or 56.1%, to $7.6 million during the three months ended March 31, 2016, as compared to the same period of 2015. The decrease is due to the accelerated depreciation in the prior year of the capitalized mine development costs associated with the Lewis Creek underground mine resulting from the closure of the mine in the first quarter of 2015, a reduction in depletion in the current year as a result of lower production levels, and a reduction in the asset base due to the impairment charge recognized in the third quarter of 2015.
Asset Retirement Obligation Expenses
Asset retirement obligation expenses decreased by $0.1 million, or 23.0%, to $0.3 million in the three months ended March 31, 2016, as compared to the same period of 2015. The decrease is primarily attributable to changes in asset retirement cost estimates based on revisions to discount rates, reserve valuations and projected mine lives.
General and Administrative Expenses
General and administrative (G&A) expenses were $3.5 million for the three months ended March 31, 2016, which was $1.1 million, or 24.2%, lower than the three months ended March 31, 2015. The decrease in the three months ended March 31, 2016, as compared to the same period of 2015, is due primarily to lower expenses for labor and benefits ($0.2 million), non-income related taxes ($0.2 million) and legal and other professional services ($0.5 million).
Interest Expense, Net
Interest expense, net is derived from the following components:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
11.75% Senior Secured Notes due 2019	$5,875	$5,875
Senior Secured Credit Facility	—	—
Long-term obligation to related party	1,587	2,497
Other, net	847	750
Capitalized interest	(201)	(745)
Total	$8,108	$8,377

Interest expense, net was $8.1 million for the three months ended March 31, 2016, as compared to $8.4 million for the three months ended March 31, 2015. The decrease is principally attributable to an decrease in the effective interest rate on the long-term obligation to related party due to revisions in the mine plan at December 31, 2015, partially offset by the increase in the principal balance of the long-term obligation to related party from the completion of the reserve transfer to Thoroughbred in May 2015, which increased the principal balance on the obligation by $18.2 million. In addition, we recognized a lesser amount of capitalized interest in the current year, as compared to the same period of 2015.
Net Loss
Net loss for the three months ended March 31, 2016 was $13.4 million, as compared to a net loss of $15.3 million for the same period of 2015. The variance is driven by the lower DD&A and G&A expenses, partially offset by a decline in gross margin in the current year. In addition, the decline in interest expense for the three months ended March 31, 2016 primarily from a lower effective interest rate favorably affected our overall results.
Adjusted EBITDA
The following table reconciles Adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP measure:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net loss	$(13,441)	$(15,254)
Depreciation, depletion, and amortization	7,614	17,344
Asset retirement obligation expenses	329	427
Non-cash production royalty to related party	1,629	2,001
Interest expense, net	8,108	8,377
Income taxes	117	—
Non-cash employee benefit expense	105	167
Non-cash stock compensation (income) expense	(28)	58
Adjusted EBITDA	$4,433	$13,120
Our Adjusted EBITDA for the three months ended March 31, 2016 was $4.4 million, as compared to $13.1 million for the three months ended March 31, 2015. The decrease in Adjusted EBITDA resulted primarily from a decline in gross margin of $9.7 million resulting from lower sales volume and average pricing in the three months ended March 31, 2016, as compared to the same period of 2015, partially offset by lower G&A expenses, exclusive of stock compensation expense, experienced in the current quarter.

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
On December 21, 2012, we completed a $200.0 million offering of 11.75% senior secured notes due 2019 (the Notes) and received proceeds of $193.1 million, as the Notes were issued at an original issue discount of 96.567%. Interest on the Notes is due semiannually on June 15 and December 15 of each year. In connection with the offering, we prepaid and terminated our then existing senior secured credit facility. In addition, we entered into a new asset-based revolving credit facility, which provides for revolving borrowings of up to $50.0 million (the 2012 Credit Facility).
The principal indicators of our liquidity are our cash on hand and availability under the 2012 Credit Facility. Our 2012 Credit Facility contains certain financial covenants, which if we fail to comply with could adversely impact our available liquidity. Upon the occurrence of a Liquidity Event, as such term is defined in the 2012 Credit Facility, at any time when borrowings are outstanding under the facility, we will be required to maintain a fixed charge coverage ratio, calculated as of the end of each calendar month for the 12 months then ended, greater than 1.0-to-1.0. If we cannot maintain the required fixed charge coverage ratio and are unable to obtain a waiver from our lenders regarding compliance with the financial covenant, our actual borrowing capacity may be less than the maximum amount available, as calculated under the terms of the 2012 Credit Facility. We had no borrowings outstanding under the 2012 Credit Facility as of March 31, 2016, and were, therefore, not subject to the requirements of the financial covenant included within the agreement. Since its inception, we have not been required to use the 2012 Credit Facility as a source of liquidity.
As of March 31, 2016, our available liquidity was $77.4 million, comprised of cash on hand of $62.1 million and $15.3 million available under the 2012 Credit Facility. As of December 31, 2015, our available liquidity was $84.3 million.
As a result of the weak market conditions and depressed coal prices, we have undertaken steps to adequately preserve our liquidity and manage operating costs, including efficiently controlling capital expenditures. During 2015, we undertook steps to enhance our financial flexibility and reduce cash outflows in the near term, including a streamlining of our cost structure and anticipated reductions in production volumes and capital expenditures. Based on our current assumptions, we believe that existing cash balances, cash generated from operations and borrowing capacity available under our 2012 Credit Facility will be sufficient to meet working capital requirements, anticipated capital expenditures and debt service requirements in 2016. If market conditions do not improve, we expect to continue to experience operating losses, which would adversely affect our liquidity in the future. As a result, we could be forced to take further action, including additional restructurings and reduction in capital expenditures.
In addition to the above, our ability to access the capital markets on acceptable economic terms in the future will be affected by general economic conditions, the domestic and global financial markets, our operational and financial performance, prevailing commodity prices and other macroeconomic factors outside of our control. Failure to obtain financing or to generate sufficient cash flow from operations could cause us to significantly reduce our spending and to alter our business plan. We may also be required to consider other options.
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
Cash Flows
The following table reflects cash flows for the applicable periods:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(2,202)	$12,386
Investing activities	$(947)	$(8,136)
Financing activities	$(2,366)	$(1,956)
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Net cash used in operating activities was $2.2 million for the three months ended March 31, 2016, a decrease of $14.6 million from net cash provided by operating activities of $12.4 million for the same period of 2015. Operating results were negatively impacted during the first three months of 2016 due to a decline in gross margin resulting primarily from lower shipments and average pricing during this period, as compared to the same period of 2015. Offsetting this decline is a reduction in DD&A and G&A expenses. Positively impacting cash flows from operations for the three months ended March 31, 2016 was an increase in the net related party liabilities of $3.0 million due to the deferment of amounts owed to our affiliate, Thoroughbred, including interest and royalties earned on leased reserves, and a decrease in accounts receivable due to the timing of cash receipts. Negatively impacting operating cash flows was a decrease in accounts payable and accrued and other liabilities due to the timing of payments. Cash flows from operations for the three months ended March 31, 2015 were positively impacted by an increase in accounts payable and accrued and other liabilities of $2.1 million and net related party liabilities of $4.1 million due to the deferment of amounts owed to Thoroughbred. Negatively impacting operating cash flows was an increase in accounts receivable due to the timing of cash receipts and an increase in inventory as coal stockpiles returned to more normalized levels at March 31, 2015.
Net cash used in investing activities decreased $7.2 million to $0.9 million for the three months ended March 31, 2016, compared to $8.1 million for the same period of 2015. The current year investment is primarily attributable to capital expenditures to maintain our existing fixed assets, whereas the prior year investment is largely attributable to mine development associated with our new Survant underground mine.
Net cash used in financing activities was $2.4 million for the three months ended March 31, 2016, as compared to net cash used in financing activities of $2.0 million for the three months ended March 31, 2015. The current year and prior year activity relates primarily to scheduled capital lease and other long-term debt payments.
Contractual Obligations
Our contractual obligations have not changed materially from the disclosures in our Annual Report on Form 10-K filed with the SEC on March 23, 2016.
Capital Expenditures
Our mining operations require investments to expand, upgrade or enhance existing operations and to comply with environmental and safety regulations. In response to the challenging coal environment, we have sought to maintain a controlled, disciplined approach to capital spending in order to preserve liquidity. Our anticipated total capital expenditures for 2016 are estimated to be within a range of $8.0 million to $12.0 million, a decrease of approximately 40% to 60% compared to 2015. Management anticipates funding capital requirements with current cash balances and cash flows provided by operations. With respect to any significant development projects, we plan to defer them to time periods beyond 2016 and will continue to evaluate the timing associated with those projects based on changes in overall coal supply and demand.
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
During the third quarter of 2015, we completed development of an additional underground mine at our Parkway complex, Survant, to extract coal from the West Kentucky #8 seam. Annual production capacity at the mine is eventually expected to be expanded to approximately 2.4 million tons. Capitalized development costs for the new mine totaled approximately $25.2 million.
Off-Balance Sheet Arrangements
In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees and financial instruments with off-balance sheet risk, such as surety bonds. No liabilities related to these arrangements are reflected in our consolidated balance sheet.
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
As of March 31, 2016, we had approximately $34.2 million in surety bonds outstanding to secure the performance of our reclamation obligations, which were supported by approximately $6.1 million of cash posted as collateral.

Related Party Transactions
In the normal course of business, we engage in certain related party transactions with Thoroughbred, as well as other affiliated parties. These transactions generally include production and overriding royalties, administrative service agreements, reserve leases, and certain financing arrangements. For more information regarding our related party transactions, see Note 6, “Related Party Transactions,” to the unaudited condensed consolidated financial statements included in this report and “Item 13—Certain Relationships and Related Party Transactions, and Director Independence” in our Annual Report on Form 10-K filed with the SEC on March 23, 2016.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
The most significant areas requiring the use of management estimates and assumptions relate to units-of-production amortization calculations, asset retirement obligations, useful lives for depreciation of fixed assets, impairment of long-lived assets, and the accounting for the long-term obligation to related party. For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K filed with the SEC on March 23, 2016.

Recent Accounting Pronouncements

See Note 1, "Description of Business and Entity Structure," to our unaudited condensed consolidated financial statements included in this report for a discussion of newly adopted accounting standards and accounting standards not yet implemented.

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
Some of the products used in our mining activities, such as diesel fuel, explosives and steel products for roof support used in our underground mining, are subject to price volatility. Through our suppliers, we utilize forward purchases to manage a portion of our exposure related to diesel fuel volatility. A hypothetical increase of $0.10 per gallon for diesel fuel would have negatively impacted our results of operations by $0.2 million for the three months ended March 31, 2016. A hypothetical increase of 10% in steel prices would have negatively impacted our results of operations by $0.3 million for the three months ended March 31, 2016. A hypothetical increase of 10% in explosives prices would have negatively impacted our results of operations by $0.1 million for the three months ended March 31, 2016.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based upon such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the first quarter of 2016, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are involved from time to time in various lawsuits and claims arising in the ordinary course of business. Although the outcomes of these lawsuits and claims are uncertain, we do not believe any of them will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 23, 2016.

Item 4. Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item  104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 5. Other Information
(a) Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Shareholders on May 10, 2016. The final results for the matter submitted to a vote of shareholders at the Annual Meeting of Shareholders is listed below. Broker non-votes are not shown because there is no public trading market for the Company’s Common Stock, and no brokers hold shares for any underlying beneficial owners of such shares.
Proposal: To elect each of the following to serve as a Class II Director of the Company to serve a three-year term expiring at the 2019 Annual Meeting of Shareholders or until the earlier of his death, resignation, or removal, or until his successor has been duly elected and qualified.

Name	Votes For	Votes Against	Abstentions
J. Hord Armstrong, III	21,837,771	—	45,453
Greg A. Walker	21,837,771	—	45,453
(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the fiscal quarter ended March 31, 2016.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

10.1†	First Amendment to Employment Agreement by and between Armstrong Energy, Inc. and Martin D. Wilson, dated as of May 18, 2015.					X

10.2†	First Amendment to Employment Agreement by and between Armstrong Energy, Inc. and J. Hord Armstrong, III, dated as of May 18, 2015.					X

10.3†	Second Amendment to Employment Agreement by and between Armstrong Energy, Inc. and Martin D. Wilson, dated as of April 22, 2016.					X

10.4†	Second Amendment to Employment Agreement by and between Armstrong Energy, Inc. and J. Hord Armstrong, III, dated as of April 22, 2016.					X

10.5†	First Amendment to Employment Agreement by and between Armstrong Energy, Inc. and Jeffrey F. Winnick, dated as of April 22, 2016.					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

95.1	Federal Mine Safety and Health Act Information.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Scheme Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Indicates a management contract or compensatory plan or arrangement.
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

ARMSTRONG ENERGY, INC.

Date: May 12, 2016	By:	/s/ Jeffrey F. Winnick
Jeffrey F. Winnick
Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)