Form 10-Q
period 2016-06-30
Armstrong Energy, Inc.
filed 2016-08-11
CIK 1532288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 1, 2016, there were 21,883,224 shares of Armstrong Energy, Inc.’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Armstrong Energy, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,892	$67,617
Accounts receivable	14,520	14,270
Inventories	10,490	14,562
Prepaid and other assets	3,235	1,952
Total current assets	81,137	98,401
Property, plant, equipment, and mine development, net	248,727	261,398
Investments	3,588	3,525
Other non-current assets	14,327	17,387
Total assets	$347,779	$380,711
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$15,680	$22,555
Accrued and other liabilities	10,956	13,045
Current portion of capital lease obligations	1,129	1,943
Current maturities of long-term debt	8,989	8,402
Total current liabilities	36,754	45,945
Long-term debt, less current maturities	200,974	203,508
Long-term obligation to related party	145,205	128,809
Related party payables, net	6,473	16,413
Asset retirement obligations	14,527	13,990
Long-term portion of capital lease obligations	104	555
Other non-current liabilities	7,336	6,772
Total liabilities	411,373	415,992
Stockholders’ deficit:
Common stock, $0.01 par value, 70,000,000 shares authorized, 21,883,224 and 21,853,224 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	219	218
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in-capital	238,669	238,695
Accumulated deficit	(300,777)	(272,334)
Accumulated other comprehensive loss	(1,728)	(1,883)
Armstrong Energy, Inc.’s deficit	(63,617)	(35,304)
Non-controlling interest	23	23
Total stockholders’ deficit	(63,594)	(35,281)
Total liabilities and stockholders’ deficit	$347,779	$380,711
See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$60,309	$93,139	$120,753	$189,474
Costs and expenses:
Cost of coal sales, exclusive of items shown separately below	50,639	70,153	103,314	148,983
Production royalty to related party	1,711	2,053	3,340	4,054
Depreciation, depletion, and amortization	7,544	10,782	15,158	28,126
Asset retirement obligation expenses	340	440	669	867
Asset impairment charges	3,381	—	3,381	—
General and administrative expenses	2,922	4,283	6,440	8,922
Operating (loss) income	(6,228)	5,428	(11,549)	(1,478)
Other income (expense):
Interest expense, net	(8,549)	(8,870)	(16,657)	(17,247)
Other, net	(225)	4,595	(120)	4,624
(Loss) income before income taxes	(15,002)	1,153	(28,326)	(14,101)
Income taxes	—	(259)	(117)	(259)
Net (loss) income	(15,002)	894	(28,443)	(14,360)
Income attributable to non-controlling interest	—	—	—	—
Net (loss) income attributable to common stockholders	$(15,002)	$894	$(28,443)	$(14,360)
See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(15,002)	$894	$(28,443)	$(14,360)
Postretirement benefit plan and other employee benefit obligations, net of tax	78	104	155	209
Other comprehensive income	78	104	155	209
Comprehensive (loss) income	(14,924)	998	(28,288)	(14,151)
Less: comprehensive income (loss) attributable to non-controlling interests	—	—	—	—
Comprehensive (loss) income attributable to common stockholders	$(14,924)	$998	(28,288)	$(14,151)
See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
Six Months Ended June 30, 2016
(Amounts in thousands)

	Common Stock		Preferred Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Deficit
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2015	21,853	$218	—	$—	$238,695	$(272,334)	$(1,883)	$23	$(35,281)
Net loss	—	—	—	—	—	(28,443)	—	—	(28,443)
Stock based compensation	—	—	—	—	(25)	—	—	—	(25)
Postretirement benefit plan and other employee benefit obligations, net of tax of zero	—	—	—	—	—	—	155	—	155
Shares issued under employee plan	30	1	—	—	(1)	—	—	—	—
Balance at June 30, 2016	21,883	$219	—	$—	$238,669	$(300,777)	$(1,728)	$23	$(63,594)
See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(28,443)	$(14,360)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash stock compensation (income) expense	(25)	141
Income from equity affiliate	(64)	(76)
Loss on disposal of property, plant and equipment	—	72
Amortization of original issue discount	465	412
Amortization of debt issuance costs	827	751
Depreciation, depletion and amortization	15,158	28,126
Asset retirement obligation expenses	669	867
Asset impairment	3,381	—
Non-cash activity with related party, net	6,456	8,849
Non-cash interest on long-term obligations	8	12
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(250)	586
Decrease in inventories	4,072	88
(Increase) decrease in prepaid and other assets	(1,284)	77
(Increase) decrease in other non-current assets	(506)	46
Decrease in accounts payable and accrued and other liabilities	(8,946)	(4,728)
Increase in other non-current liabilities	563	812
Net cash (used in) provided by operating activities:	(7,919)	21,675
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(1,593)	(14,402)
Proceeds from disposal of fixed assets	—	475
Net cash used in investing activities	(1,593)	(13,927)
Cash Flows from Financing Activities:
Payments on capital lease obligations	(1,265)	(1,296)
Payments of long-term debt	(3,948)	(2,667)
Net cash used in financing activities	(5,213)	(3,963)
Net change in cash and cash equivalents	(14,725)	3,785
Cash and cash equivalents, at the beginning of the period	67,617	59,518
Cash and cash equivalents, at the end of the period	$52,892	$63,303

	Six Months Ended June 30,
	2016	2015
Supplemental cash flow information:
Non-Cash Transactions:
Assets acquired with long-term debt	$886	$4,728
Non-cash portion of land and reserve sale/financing with related party	16,413	18,172
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reporting and U.S. Securities and Exchange Commission (SEC) regulations. In the opinion of management, all adjustments consisting of normal, recurring accruals considered necessary for a fair presentation have been included. Balance sheet information presented herein as of December 31, 2015 has been derived from the Company’s audited consolidated balance sheet at that date. Results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016. Certain prior year amounts have been reclassified to conform with the 2016 presentation. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2016.
Market Conditions and Liquidity
The domestic coal markets have been negatively impacted by declining power demand from mild weather conditions, persistently low natural gas prices, excess utility stockpiles and an arduous regulatory environment. As a result of the weak market conditions and depressed coal prices, the Company has undertaken steps to adequately preserve its liquidity and manage operating costs, including efficiently controlling capital expenditures. Beginning in 2015, the Company undertook steps to enhance its financial flexibility and reduce cash outflows in the near term, including a streamlining of its cost structure and anticipated reductions in production volumes and capital expenditures. In addition, during the second quarter of 2016, the board of directors of the Company authorized an exploration of strategic alternatives aimed at strengthening the Company’s balance sheet and improving its long-term capital structure. As a result, the Company has retained legal and financial advisers to assist the board of directors and management with the strategic review process. There is no assurance that this exploration will result in any strategic alternatives being announced or executed. As of June 30, 2016, the Company has incurred expenses totaling $451 associated with the strategic review process, which is included as a component of "other, net" in the condensed consolidated statements of operations for the three and six months ended June 30, 2016.
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
In February 2015, the FASB issued guidance changing the requirements and analysis required when determining the reporting entity's need to consolidate an entity, including modifying the evaluation of limited partnerships variable interest status, the presumption that a general partner should consolidate a limited partnership, and the consolidation criterion applied by a reporting entity involved with variable interest entities. The Company adopted this guidance during the first quarter of 2016, and it did not have an impact on its historical consolidation conclusions.
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
2. ASSET IMPAIRMENT AND RESTRUCTURING CHARGES
The Company's long-lived assets may be adversely affected by numerous uncertain factors that may cause the Company to be unable to recover all or a portion of the carrying value of those assets. During the year ended December 31, 2015, the Company recognized aggregate asset impairment and restructuring charges of $138,679. For additional information surrounding those charges, refer to Note 3, "Asset Impairment and Restructuring Charges" to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. During the three months ended June 30, 2016, the Company recognized an impairment charge of $3,381 to write-off certain advanced royalties. See Note 3 for further discussion.

3. MINERAL RESERVE LEASE

In October 2010, the Company entered into a lease agreement for over 100 million tons of recoverable coal reserves located in Union and Webster Counties, Kentucky in exchange for a production royalty. The initial term of the lease expired on June 1, 2016. In addition, the lease required the Company to provide the lessor with a certain amount of coal tonnage annually until production commenced on the leased reserve. The Company valued this coal tonnage using the prevailing average market price, and the advance royalty was recoupable against production royalties generated by future mining activity.

Upon expiration, the lease was renewed for an additional 5 year term. The terms of the renewal stipulate a minimum annual rent payable with a specified amount of coal tonnage beginning on June 1, 2017. In addition, the lease allows for the early termination of the agreement by the Company upon payment of a termination fee, as defined, which is zero through December 1, 2017. Lastly, the minimum annual rent, including amounts previously paid, will no longer be recoupable against future production royalties. As a result, the Company recognized a non-cash impairment charge of $3,381 during the three months ended June 30, 2016 to write-off advanced royalties associated with the aforementioned lease.

4. INVENTORIES
Inventories consist of the following amounts:

	June 30, 2016	December 31, 2015
Materials and supplies	$8,866	$9,634
Coal—raw and saleable	1,624	4,928
Total	$10,490	$14,562

5. ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consist of the following amounts:

	June 30, 2016	December 31, 2015
Payroll and related benefits	$4,330	$6,454
Taxes other than income taxes	3,365	3,134
Interest	995	987
Asset retirement obligations	94	94
Royalties	526	630
Other	1,646	1,746
Total	$10,956	$13,045

6. OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following amounts:

	June 30, 2016	December 31, 2015
Escrows and deposits	$5,211	$5,233
Restricted surety and cash bonds	6,055	6,115
Advanced royalties	2,479	5,272
Deferred financing costs, net associated with 2012 Credit Facility	521	697
Intangible assets, net	61	70
Total	$14,327	$17,387

7. RELATED PARTY TRANSACTIONS
Investments
The Company maintains an ownership interest of its affiliate, Thoroughbred, through certain of its subsidiaries, which, as of June 30, 2016, totaled 1.1%. Income from its interest in Thoroughbred, which is accounted for under the equity method, for the three months ended June 30, 2016 and 2015 totaled $35 and $41, respectively, and for the six months ended June 30, 2016 and 2015 totaled $64 and $76, respectively.
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
On May 1, 2015, the Company sold a 12.10% undivided interest in certain leased and owned land and mineral reserves to Thoroughbred in exchange for Thoroughbred forgiving amounts owed by the Company of $18,172. On June 1, 2016, the Company sold an additional 17.81% undivided interest in certain leased and owned land and mineral reserves to Thoroughbred in exchange for Thoroughbred forgiving amounts owed by the Company of $16,413. The amounts forgiven consisted primarily of deferred production royalties. The newly acquired interests in the mineral reserves were leased and/or subleased by Thoroughbred to the Company in exchange for a production royalty. These transactions were accounted for as financing arrangements and additional long-term obligations to Thoroughbred of $18,172 and $16,413 were recognized on May 1, 2015 and June 1, 2016, respectively.
The percentage interest in the land and mineral reserves sold to Thoroughbred in the above transactions were based on fair values determined by a third-party specialist as of December 31 of the year prior to the completion of the land and mineral reserve sale. In addition, these transactions were approved by the conflicts committee of the board of directors of the Company, a committee including independent directors. As a result of the above, Thoroughbred’s undivided interest in certain of the Company’s leased and owned land and mineral reserves in Muhlenberg and Ohio counties as of June 30, 2016 and December 31, 2015 was 79.19% and 61.38%, respectively.
As of June 30, 2016 and December 31, 2015, the outstanding long-term obligation to related party totaled $145,205 and $128,809, respectively. Interest expense recognized for the three months ended June 30, 2016 and 2015 associated with the long-term obligation to related party was $1,767 and $3,139, respectively, and for the six months ended June 30, 2016 and 2015 was $3,354 and $5,636, respectively. The effective interest rate of the long-term obligation to related party, which is adjusted based on significant mine plan changes and the completion of the periodic reserve transfers, was 5.8% as of June 30, 2016.
Lease of Coal Reserves
In February 2011, Thoroughbred entered into a lease and sublease agreement with the Company relating to its Elk Creek reserves and granted the Company a license to mine coal on those properties. The terms of this agreement mirror those of the lease agreements associated with the jointly owned reserves between the Company and Thoroughbred. Total production royalties owed from mining of the Elk Creek reserves, where the Company’s Kronos underground mine resides, for the three months ended June 30, 2016 and 2015 totaled $1,710 and $2,053, respectively, and for the six months ended June 30, 2016 and 2015 totaled $3,339 and $4,054, respectively.
Administrative Services Agreements
The Company entered into an administrative services agreement with Thoroughbred and its general partner, ECGP, pursuant to which the Company agreed to provide Thoroughbred with general administrative and management services, including, but not limited to, human resources, information technology, financial and accounting services and legal services. The administrative service fee, which is adjusted annually, is approved by the conflicts committee of the board of directors of the Company. As consideration for the use of the Company’s employees and services, and for certain shared fixed costs, Thoroughbred paid the Company $235 and $300 for the three months ended June 30, 2016 and 2015, respectively, and $471 and $600 for the six months ended June 30, 2016 and 2015, respectively.
Other
In 2007, the Company entered into an overriding royalty agreement with an executive employee to compensate him $0.05/ton of coal mined and sold from properties owned by certain subsidiaries of the Company. The agreement remains in effect for the later of 20 years from the date of the agreement or until all salable coal has been extracted. The royalty agreement transfers with the property regardless of ownership or lease status. The royalty is payable the month following the sale of coal mined from the specified properties. The Company accounts for this royalty arrangement as expense in the period in which the coal is sold. Expense recorded in the three months ended June 30, 2016 and 2015 was $49 and $86, respectively, and $100 and $169 in the six months ended June 30, 2016 and 2015, respectively.

8. LONG-TERM DEBT
The Company’s total indebtedness consisted of the following:

Type	June 30, 2016	December 31, 2015
Notes	$190,005	$188,890
Other	19,958	23,020
	209,963	211,910
Less: current maturities	8,989	8,402
Total long-term debt	$200,974	$203,508
Senior Secured Notes due 2019
On December 21, 2012, the Company completed a $200,000 offering of the Notes. The Notes were issued at an original issue discount (OID) of 96.567%. The OID was recorded on the Company’s balance sheet as a component of long-term debt, and is being amortized to interest expense over the life of the Notes. As of June 30, 2016 and December 31, 2015, the unamortized OID was $4,116 and $4,581, respectively. Interest on the Notes is due semiannually on June 15 and December 15 of each year. The Company used $123,698 of the proceeds from this issuance to prepay and terminate its previous senior secured credit facility, including accrued and unpaid interest. In addition, the Company used the proceeds to pay fees and expenses of $8,358 related to the Notes offering, which are being amortized to interest expense over the life of the Notes. As of June 30, 2016 and December 31, 2015, the unamortized deferred financing costs were $5,879 and $6,529, respectively.
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
The 2012 Credit Facility contains certain financial covenants, and a failure to comply with the financial covenants could adversely impact the Company's available liquidity. Upon the occurrence of a Liquidity Event, as such term is defined in the 2012 Credit Facility, at any time when borrowings are outstanding under the facility, the Company will be required to maintain a fixed charge coverage ratio, calculated as of the end of each calendar month for the 12 months then ended, greater than 1.0-to-1.0. If the Company cannot maintain the required fixed charge coverage ratio and is unable to obtain a waiver from its lenders regarding compliance with the financial covenant, the Company's actual borrowing capacity may be less than the maximum amount available, as calculated under the terms of the 2012 Credit Facility. As of June 30, 2016 and December 31, 2015, there were no borrowings outstanding under the 2012 Credit Facility, and the Company had $14,311 available for borrowing under the 2012 Credit Facility at June 30, 2016.
Other Debt
Other debt consists of miscellaneous debt obligations entered into to finance the acquisition of certain equipment and land. These obligations have various maturities of one to five years and bear interest at rates between 2.99% to 6.50%.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company measures the fair value of assets and liabilities using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1—observable inputs such as quoted prices in active markets; Level 2—inputs, other than quoted market prices in active markets, which are observable, either directly or indirectly; and Level 3—valuations derived from valuation techniques in which one or more significant inputs are unobservable. In addition, the Company may use various valuation techniques, including the market approach, using comparable market prices; the income approach, using the present value of future income or cash flow; and the cost approach, using the replacement cost of assets.

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

	June 30, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
11.75% Senior Secured Notes due 2019(1)	$88,000	$190,005	$82,000	$188,890
Long-term obligation to related party	108,606	145,205	94,811	128,809
Total	$196,606	$335,210	$176,811	$317,699

(1)	The carrying value of the Notes is net of the unamortized OID and deferred financing costs as of June 30, 2016 and December 31, 2015, respectively.
The fair value of the Notes is based on quoted market prices, while the fair value of the long-term obligation to related party is based on estimated cash flows discounted to their present value.

10. INCOME TAXES
The Company has not recognized certain income tax benefits, as it does not believe it is more likely than not it will be able to realize its net deferred tax assets. The Company has, therefore, established a valuation allowance against its net deferred tax assets as of June 30, 2016 and December 31, 2015. Based on the anticipated reversals of its deferred tax assets and deferred tax liabilities, the Company has concluded a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.

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
Net periodic postretirement benefit cost included the following components:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Service cost for benefits earned	$230	$304	$459	$608
Interest cost on accumulated postretirement benefit obligation	43	31	86	61
Amortization of prior service cost	23	26	47	52
Net periodic postretirement cost	$296	$361	$592	$721

12. ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2016 consisted of the following:

	Postretirement Benefit Plan and Other Employee Benefit Obligations	Accumulated Other Comprehensive Loss
Balance as of December 31, 2015	$(1,883)	$(1,883)
Amounts reclassified from accumulated other comprehensive loss	155	155
Current period change	—	—
Balance as of June 30, 2016	$(1,728)	$(1,728)

The following is a summary of reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2016 and 2015:

Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Condensed Consolidated Statement of Operations	Amounts Reclassified from Accumulated Other Comprehensive Loss For the Three Months Ended June 30,		Amounts Reclassified from Accumulated Other Comprehensive Loss For the Six Months Ended June 30,
		2016	2015	2016	2015
Amortization of prior service cost associated with postretirement benefit plan and other employee benefit obligations	Cost of coal sales	$(103)	$(104)	$(205)	$(209)
Amortization of net actuarial gain associated with other employee benefit obligations	Cost of coal sales	25	—	50	—
		(78)	(104)	(155)	(209)
Income taxes		—	—	—	—
Total reclassifications		$(78)	$(104)	$(155)	$(209)

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
The Company completed mining of the Lewis Creek underground mine in March 2015 and has extracted the equipment, which will be utilized at its other mining operations in the future. As a result of the closure, the Company accelerated depreciation of the remaining net book value of the capitalized costs associated with the original development of the mine. Total expense recognized during the first quarter of 2015 to write-off the remaining asset was approximately $6,318, which was included as a component of "depreciation, depletion, and amortization" in the condensed consolidated statement of operations for the six months ended June 30, 2015.

14. COMMITMENTS AND CONTINGENCIES
The Company is subject to various market, operational, financial, regulatory, and legislative risks. Numerous federal, state, and local governmental permits and approvals are required for mining operations. Federal and state regulations require regular monitoring of mines and other facilities to document compliance. Monetary penalties of $1,116 and $901 related to Mine Safety and Health Administration (MSHA) fines were accrued as of June 30, 2016 and December 31, 2015, respectively.
The Company is involved from time to time in various legal matters arising in the ordinary course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s consolidated cash flows, results of operations or financial condition. A summary of the significant legal matters is below.
Litigation
On July 20, 2016 the Company was notified by an Assistant U. S. Attorney for the Western District of Kentucky of an investigation into potential charges against Armstrong Coal Company, Inc., a wholly-owned subsidiary of the Company, and one or more of its current and former employees arising from alleged inaccurate respirable dust sampling at certain of the Company's underground mines. In January 2014, MSHA issued a 104(d) citation to the Parkway underground mine related to inaccurate respirable dust sampling, which the Company has challenged. In addition, a Parkway underground mine employee was terminated. The impact of any charges against the Company or its current and former employees cannot be determined at this time, and we intend to vigorously defend any such charges should they be pursued.
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

15. OTHER, NET
During the second quarter 2015, the Company received a refund for a portion of the Kentucky sales and use taxes paid on the purchase of certain energy and energy producing fuels for the period of 2008 through 2013. The refund, including interest, totaled $4,482, which is included in "other, net" in the condensed consolidated statement of operations for the three and six months ended June 30, 2015.

16. SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
In accordance with the indenture governing the Notes, certain wholly-owned subsidiaries of the Company (each, a Guarantor Subsidiary) have fully and unconditionally guaranteed the Notes, on a joint and several basis, subject to certain customary release provisions. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to the holders of the Notes. The following historical financial statement information is provided for the Guarantor Subsidiaries. The non-guarantor subsidiaries are considered to be “minor” as the term is defined in Rule 3-10 of Regulation S-X promulgated by the SEC, and the financial position, results of operations, and cash flows of the non-guarantor subsidiaries are, therefore, included in the condensed financial data of the Guarantor Subsidiaries.

Supplemental Condensed Consolidating Balance Sheets

	June 30, 2016
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$52,892	$—	$52,892
Accounts receivable	—	14,520	—	14,520
Inventories	—	10,490	—	10,490
Prepaid and other assets	326	2,909	—	3,235
Total current assets	326	80,811	—	81,137
Property, plant, equipment, and mine development, net	10,248	238,479	—	248,727
Investments	—	3,588	—	3,588
Investments in subsidiaries	55,501	—	(55,501)	—
Intercompany receivables	60,401	(60,401)	—	—
Other non-current assets	701	13,626	—	14,327
Total assets	$127,177	$276,103	$(55,501)	$347,779
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$50	$15,630	$—	$15,680
Accrued and other liabilities	1,089	9,867	—	10,956
Current portion of capital lease obligations	—	1,129	—	1,129
Current maturities of long-term debt	—	8,989	—	8,989
Total current liabilities	1,139	35,615	—	36,754
Long-term debt, less current maturities	190,005	10,969	—	200,974
Long-term obligation to related party	—	145,205	—	145,205
Related party payables, net	(471)	6,944	—	6,473
Asset retirement obligations	—	14,527	—	14,527
Long-term portion of capital lease obligations	—	104	—	104
Other non-current liabilities	121	7,215	—	7,336
Total liabilities	190,794	220,579	—	411,373
Stockholders’ equity/(deficit):
Armstrong Energy, Inc.’s equity/(deficit)	(63,617)	55,501	(55,501)	(63,617)
Non-controlling interest	—	23	—	23
Total stockholders’ equity/(deficit)	(63,617)	55,524	(55,501)	(63,594)
Total liabilities and stockholders’ equity/(deficit)	$127,177	$276,103	$(55,501)	$347,779

Supplemental Condensed Consolidating Balance Sheets

	December 31, 2015
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$67,617	$—	$67,617
Accounts receivable	—	14,270	—	14,270
Inventories	—	14,562	—	14,562
Prepaid and other assets	110	1,842	—	1,952
Total current assets	110	98,291	—	98,401
Property, plant, equipment, and mine development, net	10,467	250,931	—	261,398
Investments	—	3,525	—	3,525
Investments in subsidiaries	69,429	—	(69,429)	—
Intercompany receivables	70,347	(70,347)	—	—
Other non-current assets	912	16,475	—	17,387
Total assets	$151,265	$298,875	$(69,429)	$380,711
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$177	$22,378	$—	$22,555
Accrued and other liabilities	1,771	11,274	—	13,045
Current portion of capital lease obligations	—	1,943	—	1,943
Current maturities of long-term debt	—	8,402	—	8,402
Total current liabilities	1,948	43,997	—	45,945
Long-term debt, less current maturities	188,890	14,618	—	203,508
Long-term obligation to related party	—	128,809	—	128,809
Related party payables, net	(4,411)	20,824	—	16,413
Asset retirement obligations	—	13,990	—	13,990
Long-term portion of capital lease obligations	—	555	—	555
Other non-current liabilities	142	6,630	—	6,772
Total liabilities	186,569	229,423	—	415,992
Stockholders’ equity/(deficit):
Armstrong Energy, Inc.’s equity/(deficit)	(35,304)	69,429	(69,429)	(35,304)
Non-controlling interest	—	23	—	23
Total stockholders’ equity/(deficit)	(35,304)	69,452	(69,429)	(35,281)
Total liabilities and stockholders’ equity/(deficit)	$151,265	$298,875	$(69,429)	$380,711

Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2016
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$60,309	$—	$60,309
Costs and expenses:
Operating costs and expenses	—	50,639	—	50,639
Production royalty to related party	—	1,711	—	1,711
Depreciation, depletion, and amortization	303	7,241	—	7,544
Asset retirement obligation expenses	—	340	—	340
Asset impairment charges	—	3,381	—	3,381
General and administrative expenses	321	2,601	—	2,922
Operating loss	(624)	(5,604)	—	(6,228)
Other income (expense):
Interest expense, net	(6,382)	(2,167)	—	(8,549)
Other, net	(451)	226	—	(225)
Loss from investment in subsidiaries	(7,545)	—	7,545	—
Loss before income taxes	(15,002)	(7,545)	7,545	(15,002)
Income taxes	—	—	—	—
Net loss	(15,002)	(7,545)	7,545	(15,002)
Income attributable to non-controlling interest	—	—	—	—
Net loss attributable to common stockholders	$(15,002)	$(7,545)	$7,545	$(15,002)

	Three Months Ended June 30, 2015
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$93,139	$—	$93,139
Costs and expenses:
Operating costs and expenses	—	70,153	—	70,153
Production royalty to related party	—	2,053	—	2,053
Depreciation, depletion, and amortization	507	10,275	—	10,782
Asset retirement obligation expenses	—	440	—	440
General and administrative expenses	601	3,682	—	4,283
Operating (loss) income	(1,108)	6,536	—	5,428
Other income (expense):
Interest expense, net	(5,568)	(3,302)	—	(8,870)
Other, net	—	4,595	—	4,595
Income from investment in subsidiaries	7,570	—	(7,570)	—
Income before income taxes	894	7,829	(7,570)	1,153
Income taxes	—	(259)	—	(259)
Net income	894	7,570	(7,570)	894
Income attributable to non-controlling interest	—	—	—	—
Net income attributable to common stockholders	$894	$7,570	$(7,570)	$894

Supplemental Condensed Consolidating Statements of Operations

	Six Months Ended June 30, 2016
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$120,753	$—	$120,753
Costs and expenses:
Operating costs and expenses	—	103,314	—	103,314
Production royalty to related party	—	3,340	—	3,340
Depreciation, depletion, and amortization	605	14,553	—	15,158
Asset retirement obligation expenses	—	669	—	669
Asset impairment charges	—	3,381	—	3,381
General and administrative expenses	760	5,680	—	6,440
Operating loss	(1,365)	(10,184)	—	(11,549)
Other income (expense):
Interest expense, net	(12,699)	(3,958)	—	(16,657)
Other, net	(451)	331	—	(120)
Loss from investment in subsidiaries	(13,928)	—	13,928	—
Loss before income taxes	(28,443)	(13,811)	13,928	(28,326)
Income taxes	—	(117)	—	(117)
Net loss	(28,443)	(13,928)	13,928	(28,443)
Income attributable to non-controlling interest	—	—	—	—
Net loss attributable to common stockholders	$(28,443)	$(13,928)	$13,928	$(28,443)

	Six Months Ended June 30, 2015
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$189,474	$—	$189,474
Costs and expenses:
Operating costs and expenses	—	148,983	—	148,983
Production royalty to related party	—	4,054	—	4,054
Depreciation, depletion, and amortization	1,012	27,114	—	28,126
Asset retirement obligation expenses	—	867	—	867
General and administrative expenses	782	8,140	—	8,922
Operating (loss) income	(1,794)	316	—	(1,478)
Other income (expense):
Interest expense, net	(11,277)	(5,970)	—	(17,247)
Other, net	—	4,624	—	4,624
Loss from investment in subsidiaries	(1,289)	—	1,289	—
Loss before income taxes	(14,360)	(1,030)	1,289	(14,101)
Income taxes	—	(259)	—	(259)
Net loss	(14,360)	(1,289)	1,289	(14,360)
Income attributable to non-controlling interest	—	—	—	—
Net loss attributable to common stockholders	$(14,360)	$(1,289)	$1,289	$(14,360)

Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2016
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(15,002)	$(7,545)	$7,545	$(15,002)
Other comprehensive income (loss):
Postretirement benefit plan and other employee benefit obligations, net of tax	—	78	—	78
Other comprehensive income	—	78	—	78
Comprehensive loss	(15,002)	(7,467)	7,545	(14,924)
Less: comprehensive income (loss) attributable to non-controlling interest	—	—	—	—
Comprehensive loss attributable to common stockholders	$(15,002)	$(7,467)	$7,545	$(14,924)

	Three Months Ended June 30, 2015
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$894	$7,570	$(7,570)	$894
Other comprehensive income (loss):
Postretirement benefit plan and other employee benefit obligations, net of tax	—	104	—	104
Other comprehensive income	—	104	—	104
Comprehensive income	894	7,674	(7,570)	998
Less: comprehensive income (loss) attributable to non-controlling interest	—	—	—	—
Comprehensive income attributable to common stockholders	$894	$7,674	$(7,570)	$998

	Six Months Ended June 30, 2016
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(28,443)	$(13,928)	$13,928	$(28,443)
Other comprehensive income (loss):
Postretirement benefit plan and other employee benefit obligations, net of tax	—	155	—	155
Other comprehensive income	—	155	—	155
Comprehensive loss	(28,443)	(13,773)	13,928	(28,288)
Less: comprehensive income (loss) attributable to non-controlling interest	—	—	—	—
Comprehensive loss attributable to common stockholders	$(28,443)	$(13,773)	$13,928	$(28,288)

Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)

	Six Months Ended June 30, 2015
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(14,360)	$(1,289)	$1,289	$(14,360)
Other comprehensive income (loss):
Postretirement benefit plan and other employee benefit obligations, net of tax	—	209	—	209
Other comprehensive income	—	209	—	209
Comprehensive loss	(14,360)	(1,080)	1,289	(14,151)
Less: comprehensive income (loss) attributable to non-controlling interest	—	—	—	—
Comprehensive loss attributable to common stockholders	$(14,360)	$(1,080)	$1,289	$(14,151)

Supplemental Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2016
	Parent / Issuer	Guarantor Subsidiaries	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities:	$(13,560)	$5,641	$(7,919)
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(386)	(1,207)	(1,593)
Net cash used in investing activities	(386)	(1,207)	(1,593)
Cash Flows from Financing Activities:
Payment on capital lease obligations	—	(1,265)	(1,265)
Payment of long-term debt	—	(3,948)	(3,948)
Transactions with affiliates, net	13,946	(13,946)	—
Net cash provided by (used in) financing activities	13,946	(19,159)	(5,213)
Net change in cash and cash equivalents	—	(14,725)	(14,725)
Cash and cash equivalents, at the beginning of the period	—	67,617	67,617
Cash and cash equivalents, at the end of the period	$—	$52,892	$52,892

	Six Months Ended June 30, 2015
	Parent / Issuer	Guarantor Subsidiaries	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities:	$(13,546)	$35,221	$21,675
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(1,723)	(12,679)	(14,402)
Proceeds from disposal of fixed assets	—	475	475
Net cash used in investing activities	(1,723)	(12,204)	(13,927)
Cash Flows from Financing Activities:
Payment on capital lease obligations	—	(1,296)	(1,296)
Payment of long-term debt	—	(2,667)	(2,667)
Transactions with affiliates, net	15,269	(15,269)	—
Net cash provided by (used in) financing activities	15,269	(19,232)	(3,963)
Net change in cash and cash equivalents	—	3,785	3,785
Cash and cash equivalents, at the beginning of the period	—	59,518	59,518
Cash and cash equivalents, at the end of the period	$—	$63,303	$63,303

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
We market our coal primarily to large utilities with coal-fired, base-load, scrubbed power plants under multi-year coal supply agreements. Our multi-year coal supply agreements usually have specific volume and pricing arrangements for each year of the agreement. These agreements allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices. At June 30, 2016, we had coal supply agreements with terms ranging from one to four years. As of June 30, 2016, we are contractually committed to sell approximately 5.6 million tons of coal in 2016.
Recent Developments
Review of Strategic Alternatives
During the second quarter of 2016, our board of directors authorized an exploration of strategic alternatives aimed at strengthening our balance sheet and improving our long-term capital structure. We have retained MAEVA Group, LLC as our financial adviser and Kirkland & Ellis LLP as our legal adviser to assist the board of directors and management with the strategic review process. We do not expect to provide any additional information on this process unless and until our board of directors deems disclosure appropriate or necessary. There is no assurance that this exploration will result in any strategic alternatives being announced or executed. As of June 30, 2016, the Company has incurred expenses totaling $0.5 million associated with the strategic review process, which is included as a component of "other, net" in the condensed consolidated statements of operations for the three and six months ended June 30, 2016.

Production Rationalization
On April 22, 2016, Worker Adjustment and Retraining Notification (WARN) Act notices were delivered to employees of one of our mining operations and related preparation plant in anticipation of closing the Parkway underground mine. The decision has been made to continue mining through the fourth quarter of 2016, at which time the mine will be closed as all economically recoverable coal will be depleted.

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
We define “Adjusted EBITDA” as net income (loss) before deducting net interest expense, income taxes, depreciation, depletion and amortization, asset retirement obligation expenses, costs incurred evaluating strategic alternatives, non-cash production royalty to related party, asset impairment and restructuring charges, loss on settlement of interest rate swap, loss on deferment of equity offering, non-cash stock compensation expense (income), non-cash employee benefit expense, non-cash charges related to non-recourse notes, gain on deconsolidation, and (gain) loss on extinguishment of debt. We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate Adjusted EBITDA in the same manner. We present Adjusted EBITDA because we consider it an important supplemental measure of our performance and believe it is useful to an investor in evaluating our Company. We also include a quantitative reconciliation of Adjusted EBITDA to the most directly comparable U.S. GAAP financial performance measure, which is net income (loss), in the sections that follow.
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Summary

	Three Months Ended June 30,		Change
	2016	2015	Amount	Percentage
	(In thousands, except per ton amounts)
Tons of coal sold	1,414	2,039	(625)	(30.7)%
Total revenue	$60,309	$93,139	$(32,830)	(35.2)%
Average sales price per ton	$42.65	$45.68	$(3.03)	(6.6)%
Cost of coal sales[1]	$50,639	$70,153	$19,514	27.8%
Average cost of sales per ton[1]	$35.81	$34.41	$(1.40)	(4.1)%
Net (loss) income	$(15,002)	$894	$(15,896)	(1,778.1)%
Adjusted EBITDA[2]	$7,081	$23,548	$(16,467)	(69.9)%

[1]	Includes revenue-based production taxes and royalties; excludes depreciation, depletion, and amortization, asset retirement obligation expenses, and general and administrative costs.

[2]	Non-GAAP measure; please see definition above and reconciliation below.
Revenue
Our coal sales revenue for the three months ended June 30, 2016 decreased by $32.8 million, or 35.2%, to $60.3 million, as compared to $93.1 million for the three months ended June 30, 2015. This decrease is attributable to an unfavorable volume variance of approximately $28.5 million year-over-year due to a decline in customer demand resulting in lower contracted amounts in the current year and an unfavorable price variance of approximately $4.3 million due to the renewal of sales contracts at less favorable prices, as well as unfavorable transportation adjustments included as a component of the price in certain of our long-term coal supply agreements as a result of declining diesel prices, as compared to the three months ended June 30, 2015.

Cost of Coal Sales
Cost of coal sales decreased 27.8% to $50.6 million in the three months ended June 30, 2016, from $70.2 million in the same period of 2015. The decline is primarily attributable to selling 0.6 million tons less. On a per ton basis, our cost of coal sales increased during the three months ended June 30, 2016, compared to the same period of 2015, from $34.41 per ton to $35.81 per ton. This increase in the per ton amount is primarily due to higher labor and benefits costs, as a higher portion of our operations are shifting underground, which is more labor intensive, as well as higher utility costs in the second quarter of 2016, partially offset by lower diesel fuel costs and lower blasting costs at our surface operations due to a higher amount of unconsolidated overburden.
Production Royalty to Related Party
Production royalty to related party declined $0.3 million, or 16.7%, to $1.7 million during the three months ended June 30, 2016, as compared to the same period of 2015. This amount relates to production royalties earned by our affiliate, Thoroughbred, from sales originating from our Kronos underground mine (where the mineral reserves are leased directly from Thoroughbred). The reduction is primarily due to sales volume declines experienced at our Kronos underground mine during the current quarter, partially offset by a higher average sales prices in the current quarter, as compared to the same period of 2015, due to a favorable customer mix.
Depreciation, Depletion and Amortization
Depreciation, depletion, and amortization (DD&A) expense decreased by $3.2 million, or 30.0%, to $7.5 million during the three months ended June 30, 2016, as compared to the same period of 2015. The decrease is primarily due to a reduction in depletion in the current year as a result of lower production levels and a reduction in the asset base due to the impairment charge recognized in the third quarter of 2015.
Asset Retirement Obligation Expenses
Asset retirement obligation expenses decreased by $0.1 million, or 22.7%, to $0.3 million in the three months ended June 30, 2016, as compared to the same period of 2015. The decrease is primarily attributable to changes in asset retirement cost estimates based on revisions to discount rates, reserve valuations and projected mine lives.
Asset Impairment Charges
During the three months ended June 30, 2016, we recorded a non-cash asset impairment charge of $3.4 million related to certain advance royalties that could no longer be recouped. See Note 3, "Mineral Reserve Lease," to the unaudited condensed consolidated financial statements for further discussion.
General and Administrative Expenses
General and administrative (G&A) expenses were $2.9 million for the three months ended June 30, 2016, which was $1.4 million, or 31.8%, lower than the three months ended June 30, 2016. The decrease in the three months ended June 30, 2016, as compared to the same period of 2015, is due primarily to lower expenses for labor and benefits ($0.6 million), insurance costs ($0.2 million) and legal and other professional services ($0.4 million).
Interest Expense, Net
Interest expense, net is derived from the following components:

	Three Months Ended June 30,
	2016	2015
	(In thousands)
11.75% Senior Secured Notes due 2019	$5,875	$5,875
Revolving Credit Facility	—	—
Long-term obligation to related party	1,767	3,139
Other, net	1,049	747
Capitalized interest	(142)	(891)
Total	$8,549	$8,870
Interest expense, net was $8.5 million for the three months ended June 30, 2016, as compared to $8.9 million for the three months ended June 30, 2015. The decrease is principally attributable to a decrease in the effective interest rate on the long-term obligation to related party due to revisions in the mine plan at December 31, 2015, partially offset by the increase in the average principal balance of the long-term obligation to related party from the completion of the reserve transfers to Thoroughbred in May 2015 and June 2016, which increased the principal balance on the obligation by $18.2 million and $16.4 million, respectively. In addition, we recognized a lesser amount of capitalized interest in the current year, as compared to the same period of 2015.
Other, Net
Other, net for the three months ended June 30, 2016 was a charge of $0.2 million, as compared to income of $4.6 million for the three months ended June 30, 2015. The decrease is primarily due to a $4.5 million refund during the second quarter of 2015 for a portion of Kentucky sales and use taxes paid on the purchase of certain energy and energy producing fuels for the period of 2008 through 2013.
Net Loss
Net loss for the three months ended June 30, 2016 was $15.0 million, as compared to net income of $0.9 million for the same period of 2015. The variance is driven by a decline in gross margin quarter over quarter, as well as the impairment charge taken in the current quarter, partially offset by lower DD&A and G&A expenses during the three months ended June 30, 2016. In addition,the refund during the second quarter of 2015 of certain previously paid Kentucky sales and use taxes favorably impacted the prior year second quarter results.
Adjusted EBITDA
The following table reconciles Adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP measure:

	Three Months Ended June 30,
	2016	2015
	(In thousands)
Net loss	$(15,002)	$894
Depreciation, depletion, and amortization	7,544	10,782
Asset retirement obligation expenses	340	440
Non-cash production royalty to related party	1,711	2,053
Interest expense, net	8,549	8,870
Income taxes	—	259
Asset impairment charges	3,381	—
Costs incurred evaluating strategic alternatives	451	—
Non-cash employee benefit expense	104	167
Non-cash stock compensation expense	3	83
Adjusted EBITDA	$7,081	$23,548
Our Adjusted EBITDA for the three months ended June 30, 2016 was $7.1 million, as compared to $23.5 million for the three months ended June 30, 2016. The decrease in Adjusted EBITDA resulted primarily from a decline in gross margin of $13.3 million resulting from lower sales volume and average pricing in the three months ended June 30, 2016, as compared to the same period of 2015, and the $4.5 million Kentucky sales and use tax refund during the second quarter of 2015, partially offset by lower G&A expenses, exclusive of stock compensation expense, experienced in the current quarter.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Summary

	Six Months Ended June 30,		Change
	2016	2015	Amount	Percentage
	(In thousands, except per ton amounts)
Tons of coal sold	2,838	4,005	(1,167)	(29.1)%
Total revenue	$120,753	$189,474	$(68,721)	(36.3)%
Average sales price per ton	$42.55	$47.31	$(4.76)	(10.1)%
Cost of coal sales[1]	$103,314	$148,983	$45,669	30.7%
Average cost of sales per ton[1]	$36.40	$37.20	$0.80	2.2%
Net loss	$(28,443)	$(14,360)	$(14,083)	(98.1)%
Adjusted EBITDA[2]	$11,514	$36,668	$(25,154)	(68.6)%

[1]	Includes revenue-based production taxes and royalties; excludes depreciation, depletion, and amortization, asset retirement obligation expenses, and general and administrative costs.

[2]	Non-GAAP measure; please see definition above and reconciliation below.
Revenue
Our coal sales revenue for the six months ended June 30, 2016 decreased by $68.7 million, or 36.3%, to $120.8 million, as compared to $189.5 million for the six months ended June 30, 2015. This decrease is primarily attributable to an unfavorable volume variance of approximately $55.2 million year-over-year due to a continued decline in customer demand resulting in lower contracted amounts in the current year and an unfavorable price variance of approximately $13.5 million due to the renewal of sales contracts at less favorable prices, as well as unfavorable transportation adjustments included as a component of the price in certain of our long-term coal supply agreements as a result of declining diesel prices, as compared to the six months ended June 30, 2015.
Cost of Coal Sales
Cost of coal sales decreased 30.7% to $103.3 million in the six months ended June 30, 2016, from $149.0 million in the same period of 2015. The decline is primarily attributable to selling 1.2 million tons less and a reduction in the operating cost per ton during the six months ended June 30, 2016, as compared to the same period of 2015. On a per ton basis, our cost of coal sales decreased during the six months ended June 30, 2016, compared to the same period of 2015, from $37.20 per ton to $36.40 per ton. This decrease in the per ton amounts is primarily due to the closure of our Lewis Creek underground mine in the first quarter of 2015, as this was a high cost operation due to the poor geological conditions of the mine, lower repair and maintenance costs at our underground mines, lower diesel fuel costs, and lower blasting costs at our surface operations due to a higher amount of unconsolidated overburden.
Production Royalty to Related Party
Production royalty to related party declined $0.7 million, or 17.6%, to $3.3 million during the six months ended June 30, 2016 as compared to the same period of 2015. This amount relates to production royalties earned by our affiliate, Thoroughbred, from sales originating from our Kronos underground mine (where the mineral reserves are leased directly from Thoroughbred). The reduction is primarily due to sales volume declines experienced at our Kronos underground mine during the current year, partially offset by a higher average sales prices in the six months ended June 30, 2016, as compared to the same period of 2015, due to a favorable customer mix.
Depreciation, Depletion and Amortization
DD&A expense decreased by $13.0 million, or 46.1%, to $15.2 million during the six months ended June 30, 2016, as compared to the same period of 2015. The decrease is primarily due to the accelerated depreciation in the prior year of the capitalized mine development costs associated with the Lewis Creek underground mine resulting from the closure of the mine in the first quarter of 2015, a reduction in depletion in the current year as a result of lower production levels, and a reduction in the asset base due to the impairment charge recognized in the third quarter of 2015.

Asset Retirement Obligation Expenses
Asset retirement obligation expenses decreased by $0.2 million, or 22.8%, to $0.7 million in the six months ended June 30, 2016, as compared to the same period of 2015. The decrease is primarily attributable to changes in asset retirement cost estimates based on revisions to discount rates, reserve valuations and projected mine lives.
Asset Impairment Charges
During the six months ended June 30, 2016, we recorded a non-cash asset impairment charge of $3.4 million related to certain advance royalties that could no longer be recouped. See Note 3, "Mineral Reserve Lease," to the unaudited condensed consolidated financial statements for further discussion.
General and Administrative Expenses
G&A expenses were $6.4 million for the six months ended June 30, 2016, which was $2.5 million, or 27.8%, lower than the six months ended June 30, 2015. The decrease in the six months ended June 30, 2016, as compared to the same period of 2015, is due primarily to lower expenses for legal and professional services ($1.0 million), labor and benefits ($0.8 million), non-income related taxes ($0.3 million) and insurance costs ($0.3 million).
Interest Expense, Net
Interest expense, net is derived from the following components:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
11.75% Senior Secured Notes due 2019	$11,750	$11,750
Revolving Credit Facility	—	—
Long-term obligation to related party	3,354	5,636
Other, net	1,896	1,497
Capitalized interest	(343)	(1,636)
Total	$16,657	$17,247
Interest expense, net was $16.7 million for the six months ended June 30, 2016, as compared to $17.2 million for the six months ended June 30, 2015. The decrease is principally attributable to a decrease in the effective interest rate on the long-term obligation to related party due to revisions in the mine plan at December 31, 2015, partially offset by the increase in the average principal balance of the long-term obligation to related party from the completion of the reserve transfers to Thoroughbred in May 2015 and June 2016, which increased the principal balance on the obligation by $18.2 million and $16.4 million, respectively. In addition, we recognized a lesser amount of capitalized interest in the current year, as compared to the same period of 2015.
Other, Net
Other, net for the six months ended June 30, 2016 and 2015 was an expense of $0.1 million and income of $4.6 million, respectively. The decrease is primarily due to a $4.5 million refund during the second quarter of 2015 for a portion of Kentucky sales and use taxes paid on the purchase of certain energy and energy producing fuels for the period of 2008 through 2013.
Net Loss
Net loss for the six months ended June 30, 2016 was $28.4 million, as compared to a net loss of $14.4 million for the same period of 2015. The variance is driven by a decline in gross margin year over year, the impairment charge recognized during the second quarter of 2016, and the refund in the second quarter of 2015 of certain previously paid Kentucky sales and use taxes, partially offset by lower DD&A and G&A expenses. In addition, the decline in interest expense for the six months ended June 30, 2016 primarily from a lower effective interest rate favorably affected our overall results.

Adjusted EBITDA
The following table reconciles Adjusted EBITDA to net loss, the most directly comparable U.S. GAAP measure:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Net loss	$(28,443)	$(14,360)
Depreciation, depletion, and amortization	15,158	28,126
Asset retirement obligation expenses	669	867
Non-cash production royalty to related party	3,340	4,054
Interest expense, net	16,657	17,247
Income taxes	117	259
Asset impairment charges	3,381	—
Costs incurred evaluating strategic alternatives	451	—
Non-cash employee benefit expense	209	334
Non-cash stock compensation (income) expense	(25)	141
Adjusted EBITDA	$11,514	$36,668
Our Adjusted EBITDA for the six months ended June 30, 2016 was $11.5 million, as compared to $36.7 million for the six months ended June 30, 2015. The decrease in Adjusted EBITDA resulted primarily from a decline in gross margin of $23.1 million resulting from lower sales volume and average pricing in the six months ended June 30, 2016, as compared to the same period of 2015, and the refund in the second quarter of 2015 of certain previously paid Kentucky sales and use taxes, partially offset by lower G&A expenses, exclusive of stock compensation expense, experienced in the current year.

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
The principal indicators of our liquidity are our cash on hand and availability under the 2012 Credit Facility. Our 2012 Credit Facility contains certain financial covenants, and a failure to comply with the financial covenants could adversely impact our available liquidity. Upon the occurrence of a Liquidity Event, as such term is defined in the 2012 Credit Facility, at any time when borrowings are outstanding under the facility, we will be required to maintain a fixed charge coverage ratio, calculated as of the end of each calendar month for the 12 months then ended, greater than 1.0-to-1.0. If we cannot maintain the required fixed charge coverage ratio and are unable to obtain a waiver from our lenders regarding compliance with the financial covenant, our actual borrowing capacity may be less than the maximum amount available, as calculated under the terms of the 2012 Credit Facility. We had no borrowings outstanding under the 2012 Credit Facility as of June 30, 2016, and were, therefore, not subject to the requirements of the financial covenant included within the agreement. Since its inception, we have not been required to use the 2012 Credit Facility as a source of liquidity.
As of June 30, 2016, our available liquidity was $67.2 million, comprised of cash on hand of $52.9 million and $14.3 million available under the 2012 Credit Facility. As of December 31, 2015, our available liquidity was $84.3 million.
As a result of the weak market conditions and depressed coal prices, we have undertaken steps to adequately preserve our liquidity and manage operating costs, including efficiently controlling capital expenditures. During 2015, we began initiatives to enhance our financial flexibility and reduce cash outflows in the near term, including a streamlining of our cost structure and reductions in production volumes and capital expenditures. In addition, we have engaged financial and legal advisers to assist in the analysis of various strategic alternatives. Based on our current assumptions, we believe that existing cash balances, cash generated from operations and borrowing capacity available under our 2012 Credit Facility will be sufficient to meet working capital requirements, anticipated capital expenditures and debt service requirements in 2016. If market conditions do not improve, we expect to continue to experience operating losses, which would adversely affect our liquidity in the future. As a result, we could be forced to take further action, including additional restructurings and reduction in capital expenditures.
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
Cash Flows
The following table reflects cash flows for the applicable periods:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(7,919)	$21,675
Investing activities	$(1,593)	$(13,927)
Financing activities	$(5,213)	$(3,963)
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Net cash used in operating activities was $7.9 million for the six months ended June 30, 2016, a decrease of $29.6 million from net cash provided by operating activities of $21.7 million for the same period of 2015. Operating results were negatively impacted during the first six months of 2016 due to a decline in gross margin resulting primarily from lower shipments and average pricing during this period, as compared to the same period of 2015. Offsetting this decline is a reduction in DD&A and G&A expenses. Positively impacting cash flows from operations for the six months ended June 30, 2016 was an increase in the net related party liabilities of $6.5 million due to the deferment of amounts owed to our affiliate, Thoroughbred, including interest and royalties earned on leased reserves, and a decrease in inventory due to the timing of shipments. Negatively impacting operating cash flows was a decrease in accounts payable and accrued and other liabilities due to the timing of payments. Cash flows from operations for the six months ended June 30, 2015 were positively impacted by an increase in net related party liabilities of $8.8 million due to the deferment of amounts owed to Thoroughbred. Negatively impacting operating cash flows was a decrease in accounts payable and accrued and other liabilities due to the timing of payments of $4.7 million.
Net cash used in investing activities decreased $12.3 million to $1.6 million for the six months ended June 30, 2016, compared to $13.9 million for the same period of 2015. The current year investment is primarily attributable to capital expenditures to maintain our existing fixed assets, whereas the prior year investment is largely attributable to mine development associated with our new Survant underground mine.
Net cash used in financing activities was $5.2 million for the six months ended June 30, 2016, as compared to net cash used in financing activities of $4.0 million for the six months ended June 30, 2015. The current year and prior year activity relates primarily to scheduled capital lease and other long-term debt payments.

Contractual Obligations
Our contractual obligations have not changed materially from the disclosures in our Annual Report on Form 10-K filed with the SEC on March 23, 2016.
Capital Expenditures
Our mining operations require investments to expand, upgrade or enhance existing operations and to comply with environmental and safety regulations. In response to the challenging coal environment, we have sought to maintain a controlled, disciplined approach to capital spending in order to preserve liquidity. Our anticipated total capital expenditures for 2016 are estimated to be within a range of $4.0 million to $6.0 million, a decrease of approximately 70% to 80% compared to 2015. Management anticipates funding capital requirements with current cash balances and cash flows provided by operations. With respect to any significant development projects, we plan to defer them to time periods beyond 2016 and will continue to evaluate the timing associated with those projects based on changes in overall coal supply and demand.
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
As of June 30, 2016, we had approximately $32.5 million in surety bonds outstanding to secure the performance of our reclamation obligations, which were supported by approximately $6.0 million of cash posted as collateral.

Related Party Transactions
In the normal course of business, we engage in certain related party transactions with Thoroughbred, as well as other affiliated parties. These transactions generally include production and overriding royalties, administrative service agreements, reserve leases, and certain financing arrangements. For more information regarding our related party transactions, see Note 7, “Related Party Transactions,” to our unaudited condensed consolidated financial statements included in this report and “Item 13—Certain Relationships and Related Party Transactions, and Director Independence” in our Annual Report on Form 10-K filed with the SEC on March 23, 2016.

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
Some of the products used in our mining activities, such as diesel fuel, explosives and steel products for roof support used in our underground mining, are subject to price volatility. Through our suppliers, we utilize forward purchases to manage a portion of our exposure related to diesel fuel volatility. A hypothetical increase of $0.10 per gallon for diesel fuel would have negatively impacted our results of operations by $0.1 million and $0.3 million for the three and six months ended June 30, 2016. A hypothetical increase of 10% in steel prices would have negatively impacted our results of operations by $0.3 million and $0.6 million for the three and six months ended June 30, 2016. A hypothetical increase of 10% in explosives prices would have negatively impacted our results of operations by $0.1 million and $0.2 million for the three and six months ended June 30, 2016.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based upon such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the

Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the second quarter of 2016, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are involved from time to time in various lawsuits and claims arising in the ordinary course of business. Although the outcomes of these lawsuits and claims are uncertain, we do not believe any of them will have a material adverse effect on our business, financial condition or results of operations. See Note 14, "Commitments and Contingencies," to our unaudited condensed consolidated financial statements included in this report for a discussion of significant legal matters.

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

Item 5. Other Information
(a) None
(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors during the fiscal quarter ended June 30, 2016.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

10.1†	First Amendment to Employment Agreement by and between Armstrong Energy, Inc. and Martin D. Wilson, dated as of May 18, 2015.	10-Q	333-191182	10.1	5/15/2016

10.2†	First Amendment to Employment Agreement by and between Armstrong Energy, Inc. and J. Hord Armstrong, III, dated as of May 18, 2015.	10-Q	333-191182	10.2	5/15/2016

10.3†	Second Amendment to Employment Agreement by and between Armstrong Energy, Inc. and Martin D. Wilson, dated as of April 22, 2016.	10-Q	333-191182	10.3	5/15/2016

10.4†	Second Amendment to Employment Agreement by and between Armstrong Energy, Inc. and J. Hord Armstrong, III, dated as of April 22, 2016.	10-Q	333-191182	10.4	5/15/2016

10.5†	First Amendment to Employment Agreement by and between Armstrong Energy, Inc. and Jeffrey F. Winnick, dated as of April 22, 2016.	10-Q	333-191182	10.5	5/15/2016

10.6	Coal Mining Lease between Alcoa Fuels, Inc. and Armstrong Coal Company, Inc., dated as of June 1, 2016.					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

95.1	Federal Mine Safety and Health Act Information.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Scheme Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Indicates a management contract or compensatory plan or arrangement.
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

ARMSTRONG ENERGY, INC.

Date: August 11, 2016	By:	/s/ Jeffrey F. Winnick
Jeffrey F. Winnick
Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)