Form 10-Q
period 2016-09-30
Armstrong Energy, Inc.
filed 2016-11-09
CIK 1532288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 1, 2016, there were 21,883,224 shares of Armstrong Energy, Inc.’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Armstrong Energy, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,690	$67,617
Accounts receivable	15,182	14,270
Inventories	10,053	14,562
Prepaid and other assets	2,632	1,952
Total current assets	90,557	98,401
Property, plant, equipment, and mine development, net	242,234	261,398
Investments	2,794	3,525
Other non-current assets	14,219	17,387
Total assets	$349,804	$380,711
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$16,992	$22,555
Accrued and other liabilities	18,578	13,045
Current portion of capital lease obligations	775	1,943
Current maturities of long-term debt	8,619	8,402
Total current liabilities	44,964	45,945
Long-term debt, less current maturities	200,100	203,508
Long-term obligation to related party	145,141	128,809
Related party payables, net	10,366	16,413
Asset retirement obligations	14,855	13,990
Long-term portion of capital lease obligations	—	555
Other non-current liabilities	7,617	6,772
Total liabilities	423,043	415,992
Stockholders’ deficit:
Common stock, $0.01 par value, 70,000,000 shares authorized, 21,883,224 and 21,853,224 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	219	218
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in-capital	238,672	238,695
Accumulated deficit	(310,501)	(272,334)
Accumulated other comprehensive loss	(1,652)	(1,883)
Armstrong Energy, Inc.’s deficit	(73,262)	(35,304)
Non-controlling interest	23	23
Total stockholders’ deficit	(73,239)	(35,281)
Total liabilities and stockholders’ deficit	$349,804	$380,711
See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$65,388	$89,206	$186,141	$278,680
Costs and expenses:
Cost of coal sales, exclusive of items shown separately below	52,357	69,843	155,671	218,826
Production royalty to related party	1,866	1,980	5,206	6,034
Depreciation, depletion, and amortization	7,736	10,990	22,894	38,399
Asset retirement obligation expenses	350	756	1,019	2,340
Asset impairment and restructuring charges	—	138,679	3,381	138,679
General and administrative expenses	3,099	3,641	9,539	12,563
Operating loss	(20)	(136,683)	(11,569)	(138,161)
Other income (expense):
Interest expense, net	(8,798)	(9,203)	(25,455)	(26,450)
Other, net	(906)	154	(1,026)	4,778
Loss before income taxes	(9,724)	(145,732)	(38,050)	(159,833)
Income taxes	—	(54)	(117)	(313)
Net loss	(9,724)	(145,786)	(38,167)	(160,146)
Income attributable to non-controlling interest	—	—	—	—
Net loss attributable to common stockholders	$(9,724)	$(145,786)	$(38,167)	$(160,146)
See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(9,724)	$(145,786)	$(38,167)	$(160,146)
Postretirement benefit plan and other employee benefit obligations, net of tax	76	105	231	314
Other comprehensive income	76	105	231	314
Comprehensive loss	(9,648)	(145,681)	(37,936)	(159,832)
Less: comprehensive income (loss) attributable to non-controlling interests	—	—	—	—
Comprehensive loss attributable to common stockholders	$(9,648)	$(145,681)	(37,936)	$(159,832)
See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
Nine Months Ended September 30, 2016
(Amounts in thousands)

	Common Stock		Preferred Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Deficit
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2015	21,853	$218	—	$—	$238,695	$(272,334)	$(1,883)	$23	$(35,281)
Net loss	—	—	—	—	—	(38,167)	—	—	(38,167)
Stock based compensation	—	—	—	—	(22)	—	—	—	(22)
Postretirement benefit plan and other employee benefit obligations, net of tax of zero	—	—	—	—	—	—	231	—	231
Shares issued under employee plan	30	1	—	—	(1)	—	—	—	—
Balance at September 30, 2016	21,883	$219	—	$—	$238,672	$(310,501)	$(1,652)	$23	$(73,239)
See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(38,167)	$(160,146)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash stock compensation (income) expense	(22)	224
Income from equity affiliate	(89)	(116)
Loss on partial disposal of investment in equity affiliate	320	—
Loss on disposal of property, plant and equipment	—	72
Amortization of original issue discount	711	630
Amortization of debt issuance costs	1,259	1,143
Depreciation, depletion and amortization	22,894	38,399
Asset retirement obligation expenses	1,019	2,340
Asset impairment	3,381	137,678
Non-cash activity with related party, net	10,286	13,141
Non-cash interest on long-term obligations	5,867	5,867
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(912)	485
Decrease (increase) in inventories	4,509	(2,231)
(Increase) decrease in prepaid and other assets	(680)	899
Increase in other non-current assets	(491)	(455)
Decrease in accounts payable and accrued and other liabilities	(5,820)	(3,187)
Increase in other non-current liabilities	844	1,193
Net cash provided by operating activities:	4,909	35,936
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(2,131)	(16,881)
Proceeds from partial disposal of investment in equity affiliate	500	—
Proceeds from disposal of fixed assets	—	475
Net cash used in investing activities	(1,631)	(16,406)
Cash Flows from Financing Activities:
Payments on capital lease obligations	(1,723)	(2,017)
Payments of long-term debt	(6,482)	(4,470)
Net cash used in financing activities	(8,205)	(6,487)
Net change in cash and cash equivalents	(4,927)	13,043
Cash and cash equivalents, at the beginning of the period	67,617	59,518
Cash and cash equivalents, at the end of the period	$62,690	$72,561

	Nine Months Ended September 30,
	2016	2015
Supplemental cash flow information:
Non-Cash Transactions:
Assets acquired with long-term debt	$1,586	$7,756
Non-cash portion of land and reserve sale/financing with related party	16,413	18,172
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
Prior to September 1, 2016, the Company’s wholly-owned subsidiary, Elk Creek GP, LLC (ECGP), was the sole general partner of and had an approximate 0.2% ownership in Thoroughbred Resources, L.P. (Thoroughbred). The various limited partners of Thoroughbred are related parties, as the entity is majority owned by investment funds managed by Yorktown Partners LLC (Yorktown), which has a majority ownership in the Company. Effective September 1, 2016, Yorktown exercised its right under the Second Amended and Restated Agreement of Limited Partnership of Thoroughbred Resources, LP to remove ECGP as the general partner of Thoroughbred. The Company does not consolidate the financial results of Thoroughbred. See Note 7, "Related Party Transactions," for further discussion.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reporting and U.S. Securities and Exchange Commission (SEC) regulations. In the opinion of management, all adjustments consisting of normal, recurring accruals considered necessary for a fair presentation have been included. Balance sheet information presented herein as of December 31, 2015 has been derived from the Company’s audited consolidated balance sheet at that date. Results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016. Certain prior year amounts have been reclassified to conform with the 2016 presentation. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2016.
Market Conditions and Liquidity
The domestic coal markets have been negatively impacted by declining power demand from mild weather conditions, persistently low natural gas prices, excess utility stockpiles and an arduous regulatory environment. As a result of the weak market conditions and depressed coal prices, the Company has undertaken steps to adequately preserve its liquidity and manage operating costs, including efficiently controlling capital expenditures. Beginning in 2015, the Company undertook steps to enhance its financial flexibility and reduce cash outflows in the near term, including a streamlining of its cost structure and anticipated reductions in production volumes and capital expenditures. In addition, during the second quarter of 2016, the board of directors of the Company authorized an exploration of strategic alternatives aimed at strengthening the Company’s balance sheet and improving its long-term capital structure. As a result, the Company has retained legal and financial advisers to assist the board of directors and management with the strategic review process. There is no assurance that this exploration will result in any strategic alternatives being announced or executed. For the three and nine months ended September 30, 2016, the Company has incurred expenses totaling $626 and $1,077, respectively, associated with the strategic review process, which is included as a component of "other, net" in the unaudited condensed consolidated statements of operations.
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
2. ASSET IMPAIRMENT AND RESTRUCTURING CHARGES
The Company's long-lived assets may be adversely affected by numerous uncertain factors that may cause the Company to be unable to recover all or a portion of the carrying value of those assets. As a result of various unfavorable market conditions, including, but not limited to sustained downward trends in domestic coal prices, the Company concluded indicators of impairment existed as of September 30, 2015. As such, the Company performed a comprehensive review of its long-lived assets for recoverability through future cash flows as of September 30, 2015. Based on that review, it was determined the carrying value was not recoverable, and the Company correspondingly recognized a non-cash asset impairment of $137,678 to reduce the carrying value of its long-lived assets to their estimated fair value. In addition, the Company initiated certain restructuring activities during the three months ended September 30, 2015 to better align its cost structure with current industry conditions. Costs associated with these restructuring activities of $1,001 were recognized in the three and nine months ended September 30, 2015. For additional information surrounding those charges, refer to Note 3, "Asset Impairment and Restructuring Charges" to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
During the nine months ended September 30, 2016, the Company recognized an asset impairment charge of $3,381 to write-off certain advanced royalties. See Note 3, "Mineral Reserve Lease," for further discussion.

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

Upon expiration, the lease was renewed for an additional 5 year term. The terms of the renewal stipulate a minimum annual rent payable with a specified amount of coal tonnage beginning on June 1, 2017. In addition, the lease allows for the early termination of the agreement by the Company upon payment of a termination fee, as defined, which is zero through December 1, 2017. Lastly, the minimum annual rent, including amounts previously paid, will no longer be recoupable against future production royalties. As a result, the Company recognized a non-cash impairment charge of $3,381 during the second quarter of 2016 to write-off advanced royalties associated with the aforementioned lease.

4. INVENTORIES
Inventories consist of the following amounts:

	September 30, 2016	December 31, 2015
Materials and supplies	$8,755	$9,634
Coal—raw and saleable	1,298	4,928
Total	$10,053	$14,562

5. ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consist of the following amounts:

	September 30, 2016	December 31, 2015
Payroll and related benefits	$5,128	$6,454
Taxes other than income taxes	4,164	3,134
Interest	6,854	987
Asset retirement obligations	94	94
Royalties	628	630
Other	1,710	1,746
Total	$18,578	$13,045

6. OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following amounts:

	September 30, 2016	December 31, 2015
Escrows and deposits	$5,213	$5,233
Restricted surety and cash bonds	6,055	6,115
Advanced royalties	2,462	5,272
Deferred financing costs, net associated with 2012 Credit Facility	432	697
Intangible assets, net	57	70
Total	$14,219	$17,387

7. RELATED PARTY TRANSACTIONS
Investments
Effective September 1, 2016, Yorktown exercised its right under the Second Amended and Restated Agreement of Limited Partnership of Thoroughbred Resources, LP to remove ECGP as the general partner of Thoroughbred. The Company received cash of $500 for its 0.2% general partner interest and recognized a pre-tax loss of $320 during the three months ended September 30, 2016, which is included as a component of "other, net" in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016. The Company continues to maintain a 0.9% interest in Thoroughbred through its subsidiary, Armstrong Energy Holdings, Inc., but, as a result of its removal as general partner, no longer has the ability to exercise significant influence over Thoroughbred. Therefore, effective September 1, 2016, the remaining interest being retained by the Company is being accounted for under the cost method.

Prior to September 1, 2016 when the Company’s investment in Thoroughbred was accounted for under the equity method, the Company recognized income from its equity interest of $25 and $40 for three months ended September 30, 2016 and 2015, respectively, and $89 and $116 for the nine months ended September 30, 2016 and 2015, respectively.
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
The percentage interest in the land and mineral reserves sold to Thoroughbred in the above transactions were based on fair values determined by a third-party specialist as of December 31 of the year prior to the completion of the land and mineral reserve sale. In addition, these transactions were approved by the conflicts committee of the board of directors of the Company, a committee including independent directors. As a result of the above, Thoroughbred’s undivided interest in certain of the Company’s leased and owned land and mineral reserves in Muhlenberg and Ohio counties as of September 30, 2016 and December 31, 2015 was 79.19% and 61.38%, respectively.
As of September 30, 2016 and December 31, 2015, the outstanding long-term obligation to related party totaled $145,141 and $128,809, respectively. Interest expense recognized for the three months ended September 30, 2016 and 2015 associated with the long-term obligation to related party was $2,120 and $2,675, respectively, and for the nine months ended September 30, 2016 and 2015 was $5,474 and $8,311, respectively. The effective interest rate of the long-term obligation to related party, which is adjusted based on significant mine plan changes and the completion of the periodic reserve transfers, was 5.8% as of September 30, 2016.
Lease of Coal Reserves
In February 2011, Thoroughbred entered into a lease and sublease agreement with the Company relating to its Elk Creek reserves and granted the Company a license to mine coal on those properties. The terms of this agreement mirror those of the lease agreements associated with the jointly owned reserves between the Company and Thoroughbred. Total production royalties owed from mining of the Elk Creek reserves, where the Company’s Kronos underground mine resides, for the three months ended September 30, 2016 and 2015 totaled $1,867 and $1,980, respectively, and for the nine months ended September 30, 2016 and 2015 totaled $5,206 and $6,034, respectively.
Administrative Services Agreements
The Company entered into an administrative services agreement with Thoroughbred and ECGP pursuant to which the Company agreed to provide Thoroughbred with general administrative and management services, including, but not limited to, human resources, information technology, financial and accounting services and legal services. The administrative service fee, which is adjusted annually, is approved by the conflicts committee of the board of directors of the Company. As consideration for the use of the Company’s employees and services, and for certain shared fixed costs, Thoroughbred paid the Company $236 and $300 for the three months ended September 30, 2016 and 2015, respectively, and $707 and $900 for the nine months ended September 30, 2016 and 2015, respectively.
In connection with ECGP's removal as general partner of Thoroughbred, the Company and Thoroughbred have agreed to cancel the administrative services agreement effective as of December 31, 2016.
Other
In 2007, the Company entered into an overriding royalty agreement with an executive employee to compensate him $0.05/ton of coal mined and sold from properties owned by certain subsidiaries of the Company. The agreement remains in effect for the later of 20 years from the date of the agreement or until all salable coal has been extracted. The royalty agreement transfers with the property regardless of ownership or lease status. The royalty is payable the month following the sale of coal mined from the specified properties. The Company accounts for this royalty arrangement as expense in the period in which the coal is sold. Expense recorded in the three months ended September 30, 2016 and 2015 was $54 and $75, respectively, and $154 and $244 in the nine months ended September 30, 2016 and 2015, respectively.

8. LONG-TERM DEBT
The Company’s total indebtedness consisted of the following:

Type	September 30, 2016	December 31, 2015
Notes	$190,595	$188,890
Other	18,124	23,020
	208,719	211,910
Less: current maturities	8,619	8,402
Total long-term debt	$200,100	$203,508
Senior Secured Notes due 2019
On December 21, 2012, the Company completed a $200,000 offering of the Notes. The Notes were issued at an original issue discount (OID) of 96.567%. The OID was recorded on the Company’s balance sheet as a component of long-term debt, and is being amortized to interest expense over the life of the Notes. As of September 30, 2016 and December 31, 2015, the unamortized OID was $3,870 and $4,581, respectively. Interest on the Notes is due semiannually on June 15 and December 15 of each year. The Company used $123,698 of the proceeds from this issuance to prepay and terminate its previous senior secured credit facility, including accrued and unpaid interest. In addition, the Company used the proceeds to pay fees and expenses of $8,358 related to the Notes offering, which are being amortized to interest expense over the life of the Notes. As of September 30, 2016 and December 31, 2015, the unamortized deferred financing costs were $5,535 and $6,529, respectively.
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
The 2012 Credit Facility contains certain financial covenants, and a failure to comply with the financial covenants could adversely impact the Company's available liquidity. Upon the occurrence of a Liquidity Event, at any time when borrowings are outstanding under the facility, the Company will be required to maintain a fixed charge coverage ratio, calculated as of the end of each calendar month for the 12 months then ended, greater than 1.0-to-1.0. A Liquidity Event is defined as the occurrence of (i) an Event of Default, as such term is defined in the 2012 Credit Agreement, or (ii) undrawn availability being less than the greater of (a) $10,000 or (b) an amount equal to 20% of the borrowing base. As of September 30, 2016, the Company's fixed charge coverage ratio was less than 1.0-to-1.0, which, therefore, would require the Company to maintain minimum availability of $10,000 if any amounts were drawn on the 2012 Credit Facility. As of September 30, 2016 and December 31, 2015, there were no borrowings outstanding under the 2012 Credit Facility, and, therefore, the Company was not subject to the requirements of the financial covenants included within the agreement. The calculated available borrowings under the 2012 Credit Facility totaled $14,399 at September 30, 2016, but due to the restrictions imposed as a result of not maintaining the minimum fixed charge coverage ratio, the Company's borrowing availability has been reduced by $10,000 to

$4,399. As a result of the decline in availability, on November 4, 2016, the Company provided notification to the administrative agent of its intent to terminate the 2012 Credit Facility effective November 14, 2016.
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
The Company’s financial instruments consist of cash equivalents, accounts receivable, cost method investment, long-term debt, and other long-term obligations. For cash equivalents, accounts receivable and other long-term obligations, the carrying amounts approximate fair value due to the short maturity and financial nature of the balances. The fair value of the cost method investment is not estimated, as it is impracticable to do so. The estimated fair market values of the Company’s Notes, which was determined using Level 2 inputs, and long-term obligation to related party, which was determined using Level 3 inputs, are as follows:

	September 30, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
11.75% Senior Secured Notes due 2019(1)	$78,500	$190,595	$82,000	$188,890
Long-term obligation to related party	107,788	145,141	94,811	128,809
Total	$186,288	$335,736	$176,811	$317,699

(1)	The carrying value of the Notes is net of the unamortized OID and deferred financing costs as of September 30, 2016 and December 31, 2015, respectively.
The fair value of the Notes is based on quoted market prices, while the fair value of the long-term obligation to related party is based on estimated cash flows discounted to their present value.

10. INCOME TAXES
The Company has not recognized certain income tax benefits, as it does not believe it is more likely than not it will be able to realize its net deferred tax assets. The Company has, therefore, established a valuation allowance against its net deferred tax assets as of September 30, 2016 and December 31, 2015. Based on the anticipated reversals of its deferred tax assets and deferred tax liabilities, the Company has concluded a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.

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

Net periodic postretirement benefit cost included the following components:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Service cost for benefits earned	$229	$304	$688	$912
Interest cost on accumulated postretirement benefit obligation	43	30	129	91
Amortization of prior service cost	24	26	71	78
Net periodic postretirement cost	$296	$360	$888	$1,081

12. ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2016 consisted of the following:

	Postretirement Benefit Plan and Other Employee Benefit Obligations	Accumulated Other Comprehensive Loss
Balance as of December 31, 2015	$(1,883)	$(1,883)
Amounts reclassified from accumulated other comprehensive loss	231	231
Current period change	—	—
Balance as of September 30, 2016	$(1,652)	$(1,652)
The following is a summary of reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2016 and 2015:

Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Condensed Consolidated Statement of Operations	Amounts Reclassified from Accumulated Other Comprehensive Loss For the Three Months Ended September 30,		Amounts Reclassified from Accumulated Other Comprehensive Loss For the Nine Months Ended September 30,
		2016	2015	2016	2015
Amortization of prior service cost associated with postretirement benefit plan and other employee benefit obligations	Cost of coal sales	$(101)	$(105)	$(306)	$(314)
Amortization of net actuarial gain associated with other employee benefit obligations	Cost of coal sales	25	—	75	—
		(76)	(105)	(231)	(314)
Income taxes		—	—	—	—
Total reclassifications		$(76)	$(105)	$(231)	$(314)

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
The Company completed mining of the Lewis Creek underground mine in March 2015 and has extracted the equipment, which will be utilized at its other mining operations in the future. As a result of the closure, the Company accelerated depreciation of the remaining net book value of the capitalized costs associated with the original development of the mine. Total expense recognized during the first quarter of 2015 to write-off the remaining asset was approximately $6,318, which was included as a component of "depreciation, depletion, and amortization" in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2015.

14. COMMITMENTS AND CONTINGENCIES
The Company is subject to various market, operational, financial, regulatory, and legislative risks. Numerous federal, state, and local governmental permits and approvals are required for mining operations. Federal and state regulations require regular monitoring of mines and other facilities to document compliance. Monetary penalties of $1,141 and $901 related to Mine Safety and Health Administration (MSHA) fines were accrued as of September 30, 2016 and December 31, 2015, respectively.
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
Coal Sales Contracts
The Company has historically sold the majority of its coal under multi-year supply agreements of varying duration. These contracts typically have specific volume and pricing arrangements for each year of the agreement, which allows customers to secure a supply for their future needs and provides the Company with greater predictability of sales volume and sales prices. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer or the Company. The remaining terms of the Company’s long-term contracts range from one to four years. The Company, via contractual agreements, has committed volumes of sales in 2016 of approximately 5.9 million tons.

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

Unaudited Supplemental Condensed Consolidating Balance Sheets

	September 30, 2016
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$62,690	$—	$62,690
Accounts receivable	—	15,182	—	15,182
Inventories	—	10,053	—	10,053
Prepaid and other assets	739	1,893	—	2,632
Total current assets	739	89,818	—	90,557
Property, plant, equipment, and mine development, net	10,110	232,124	—	242,234
Investments	—	2,794	—	2,794
Investments in subsidiaries	53,511	—	(53,511)	—
Intercompany receivables	58,937	(58,937)	—	—
Other non-current assets	612	13,607	—	14,219
Total assets	$123,909	$279,406	$(53,511)	$349,804
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$50	$16,942	$—	$16,992
Accrued and other liabilities	7,124	11,454	—	18,578
Current portion of capital lease obligations	—	775	—	775
Current maturities of long-term debt	—	8,619	—	8,619
Total current liabilities	7,174	37,790	—	44,964
Long-term debt, less current maturities	190,595	9,505	—	200,100
Long-term obligation to related party	—	145,141	—	145,141
Related party payables, net	(708)	11,074	—	10,366
Asset retirement obligations	—	14,855	—	14,855
Other non-current liabilities	110	7,507	—	7,617
Total liabilities	197,171	225,872	—	423,043
Stockholders’ equity/(deficit):
Armstrong Energy, Inc.’s equity/(deficit)	(73,262)	53,511	(53,511)	(73,262)
Non-controlling interest	—	23	—	23
Total stockholders’ equity/(deficit)	(73,262)	53,534	(53,511)	(73,239)
Total liabilities and stockholders’ equity/(deficit)	$123,909	$279,406	$(53,511)	$349,804

Supplemental Condensed Consolidating Balance Sheets

	December 31, 2015
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$67,617	$—	$67,617
Accounts receivable	—	14,270	—	14,270
Inventories	—	14,562	—	14,562
Prepaid and other assets	110	1,842	—	1,952
Total current assets	110	98,291	—	98,401
Property, plant, equipment, and mine development, net	10,467	250,931	—	261,398
Investments	—	3,525	—	3,525
Investments in subsidiaries	69,429	—	(69,429)	—
Intercompany receivables	70,347	(70,347)	—	—
Other non-current assets	912	16,475	—	17,387
Total assets	$151,265	$298,875	$(69,429)	$380,711
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$177	$22,378	$—	$22,555
Accrued and other liabilities	1,771	11,274	—	13,045
Current portion of capital lease obligations	—	1,943	—	1,943
Current maturities of long-term debt	—	8,402	—	8,402
Total current liabilities	1,948	43,997	—	45,945
Long-term debt, less current maturities	188,890	14,618	—	203,508
Long-term obligation to related party	—	128,809	—	128,809
Related party payables, net	(4,411)	20,824	—	16,413
Asset retirement obligations	—	13,990	—	13,990
Long-term portion of capital lease obligations	—	555	—	555
Other non-current liabilities	142	6,630	—	6,772
Total liabilities	186,569	229,423	—	415,992
Stockholders’ equity/(deficit):
Armstrong Energy, Inc.’s equity/(deficit)	(35,304)	69,429	(69,429)	(35,304)
Non-controlling interest	—	23	—	23
Total stockholders’ equity/(deficit)	(35,304)	69,452	(69,429)	(35,281)
Total liabilities and stockholders’ equity/(deficit)	$151,265	$298,875	$(69,429)	$380,711

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2016
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$65,388	$—	$65,388
Costs and expenses:
Operating costs and expenses	—	52,357	—	52,357
Production royalty to related party	—	1,866	—	1,866
Depreciation, depletion, and amortization	303	7,433	—	7,736
Asset retirement obligation expenses	—	350	—	350
Asset impairment and restructuring charges	—	—	—	—
General and administrative expenses	393	2,706	—	3,099
Operating loss	(696)	676	—	(20)
Other income (expense):
Interest expense, net	(6,412)	(2,386)	—	(8,798)
Other, net	(626)	(280)	—	(906)
Loss from investment in subsidiaries	(1,990)	—	1,990	—
Loss before income taxes	(9,724)	(1,990)	1,990	(9,724)
Income taxes	—	—	—	—
Net loss	(9,724)	(1,990)	1,990	(9,724)
Income attributable to non-controlling interest	—	—	—	—
Net loss attributable to common stockholders	$(9,724)	$(1,990)	$1,990	$(9,724)

	Three Months Ended September 30, 2015
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$89,206	$—	$89,206
Costs and expenses:
Operating costs and expenses	—	69,843	—	69,843
Production royalty to related party	—	1,980	—	1,980
Depreciation, depletion, and amortization	518	10,472	—	10,990
Asset retirement obligation expenses	—	756	—	756
Asset impairment and restructuring charges	4,490	134,189		138,679
General and administrative expenses	424	3,217	—	3,641
Operating loss	(5,432)	(131,251)	—	(136,683)
Other income (expense):
Interest expense, net	(6,343)	(2,860)	—	(9,203)
Other, net	—	154	—	154
Income from investment in subsidiaries	(134,011)	—	134,011	—
Loss before income taxes	(145,786)	(133,957)	134,011	(145,732)
Income taxes	—	(54)	—	(54)
Net loss	(145,786)	(134,011)	134,011	(145,786)
Income attributable to non-controlling interest	—	—	—	—
Net loss attributable to common stockholders	$(145,786)	$(134,011)	$134,011	$(145,786)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Nine Months Ended September 30, 2016
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$186,141	$—	$186,141
Costs and expenses:
Operating costs and expenses	—	155,671	—	155,671
Production royalty to related party	—	5,206	—	5,206
Depreciation, depletion, and amortization	908	21,986	—	22,894
Asset retirement obligation expenses	—	1,019	—	1,019
Asset impairment and restructuring charges	—	3,381	—	3,381
General and administrative expenses	1,153	8,386	—	9,539
Operating loss	(2,061)	(9,508)	—	(11,569)
Other income (expense):
Interest expense, net	(19,111)	(6,344)	—	(25,455)
Other, net	(1,077)	51	—	(1,026)
Loss from investment in subsidiaries	(15,918)	—	15,918	—
Loss before income taxes	(38,167)	(15,801)	15,918	(38,050)
Income taxes	—	(117)	—	(117)
Net loss	(38,167)	(15,918)	15,918	(38,167)
Income attributable to non-controlling interest	—	—	—	—
Net loss attributable to common stockholders	$(38,167)	$(15,918)	$15,918	$(38,167)

	Nine Months Ended September 30, 2015
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$278,680	$—	$278,680
Costs and expenses:
Operating costs and expenses	—	218,826	—	218,826
Production royalty to related party	—	6,034	—	6,034
Depreciation, depletion, and amortization	1,530	36,869	—	38,399
Asset retirement obligation expenses	—	2,340	—	2,340
Asset impairment and restructuring charges	4,490	134,189		138,679
General and administrative expenses	1,206	11,357	—	12,563
Operating loss	(7,226)	(130,935)	—	(138,161)
Other income (expense):
Interest expense, net	(17,620)	(8,830)	—	(26,450)
Other, net	—	4,778	—	4,778
Loss from investment in subsidiaries	(135,300)	—	135,300	—
Loss before income taxes	(160,146)	(134,987)	135,300	(159,833)
Income taxes	—	(313)	—	(313)
Net loss	(160,146)	(135,300)	135,300	(160,146)
Income attributable to non-controlling interest	—	—	—	—
Net loss attributable to common stockholders	$(160,146)	$(135,300)	$135,300	$(160,146)

Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended September 30, 2016
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(9,724)	$(1,990)	$1,990	$(9,724)
Other comprehensive income (loss):
Postretirement benefit plan and other employee benefit obligations, net of tax	—	76	—	76
Other comprehensive income	—	76	—	76
Comprehensive loss	(9,724)	(1,914)	1,990	(9,648)
Less: comprehensive income (loss) attributable to non-controlling interest	—	—	—	—
Comprehensive loss attributable to common stockholders	$(9,724)	$(1,914)	$1,990	$(9,648)

	Three Months Ended September 30, 2015
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(145,786)	$(134,011)	$134,011	$(145,786)
Other comprehensive income (loss):
Postretirement benefit plan and other employee benefit obligations, net of tax	—	105	—	105
Other comprehensive income	—	105	—	105
Comprehensive loss	(145,786)	(133,906)	134,011	(145,681)
Less: comprehensive income (loss) attributable to non-controlling interest	—	—	—	—
Comprehensive loss attributable to common stockholders	$(145,786)	$(133,906)	$134,011	$(145,681)

	Nine Months Ended September 30, 2016
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(38,167)	$(15,918)	$15,918	$(38,167)
Other comprehensive income (loss):
Postretirement benefit plan and other employee benefit obligations, net of tax	—	231	—	231
Other comprehensive income	—	231	—	231
Comprehensive loss	(38,167)	(15,687)	15,918	(37,936)
Less: comprehensive income (loss) attributable to non-controlling interest	—	—	—	—
Comprehensive loss attributable to common stockholders	$(38,167)	$(15,687)	$15,918	$(37,936)

Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)

	Nine Months Ended September 30, 2015
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(160,146)	$(135,300)	$135,300	$(160,146)
Other comprehensive income (loss):
Postretirement benefit plan and other employee benefit obligations, net of tax	—	314	—	314
Other comprehensive income	—	314	—	314
Comprehensive loss	(160,146)	(134,986)	135,300	(159,832)
Less: comprehensive income (loss) attributable to non-controlling interest	—	—	—	—
Comprehensive loss attributable to common stockholders	$(160,146)	$(134,986)	$135,300	$(159,832)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2016
	Parent / Issuer	Guarantor Subsidiaries	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities:	$(10,857)	$15,766	$4,909
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(552)	(1,579)	(2,131)
Proceeds from partial disposal of investment in equity affiliate	—	500	500
Net cash used in investing activities	(552)	(1,079)	(1,631)
Cash Flows from Financing Activities:
Payment on capital lease obligations	—	(1,723)	(1,723)
Payment of long-term debt	—	(6,482)	(6,482)
Transactions with affiliates, net	11,409	(11,409)	—
Net cash provided by (used in) financing activities	11,409	(19,614)	(8,205)
Net change in cash and cash equivalents	—	(4,927)	(4,927)
Cash and cash equivalents, at the beginning of the period	—	67,617	67,617
Cash and cash equivalents, at the end of the period	$—	$62,690	$62,690

	Nine Months Ended September 30, 2015
	Parent / Issuer	Guarantor Subsidiaries	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities:	$(13,972)	$49,908	$35,936
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(1,864)	(15,017)	(16,881)
Proceeds from disposal of fixed assets	—	475	475
Net cash used in investing activities	(1,864)	(14,542)	(16,406)
Cash Flows from Financing Activities:
Payment on capital lease obligations	—	(2,017)	(2,017)
Payment of long-term debt	—	(4,470)	(4,470)
Transactions with affiliates, net	15,836	(15,836)	—
Net cash provided by (used in) financing activities	15,836	(22,323)	(6,487)
Net change in cash and cash equivalents	—	13,043	13,043
Cash and cash equivalents, at the beginning of the period	—	59,518	59,518
Cash and cash equivalents, at the end of the period	$—	$72,561	$72,561

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
Overview
Armstrong Energy, Inc. (together with its subsidiaries, we or the Company) is a producer of low chlorine, high sulfur thermal coal from the Illinois Basin, with both surface and underground mines. We market our coal primarily to proximate and investment-grade electric utility companies as fuel for their steam-powered generators. Based on 2015 production, we are the fifth largest producer in the Illinois Basin and the second largest in Western Kentucky. We were formed in 2006 to acquire and develop a large coal reserve holding. We commenced production in the second quarter of 2008 and currently operate six mines, including three surface and three underground. We control approximately 554 million tons of proven and probable coal reserves. We also own and operate three coal processing plants, which support our mining operations. From our reserves, we mine coal from multiple seams that, in combination with our coal processing facilities, enhance our ability to meet customer requirements for blends of coal with different characteristics. The locations of our coal reserves and operations, adjacent to the Green River, together with our river dock coal handling and rail loadout facilities, allow us to optimize coal blending and handling, and provide our customers with rail, barge and truck transportation options.
We market our coal primarily to large utilities with coal-fired, base-load, scrubbed power plants under multi-year coal supply agreements. Our multi-year coal supply agreements usually have specific volume and pricing arrangements for each year of the agreement. These agreements allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices. At September 30, 2016, we had coal supply agreements with terms ranging from one to four years. As of September 30, 2016, we are contractually committed to sell approximately 5.9 million tons of coal in 2016.
Recent Developments
Review of Strategic Alternatives
During the second quarter of 2016, our board of directors authorized an exploration of strategic alternatives aimed at strengthening our balance sheet and improving our long-term capital structure. We have retained MAEVA Group, LLC as our financial adviser and Kirkland & Ellis LLP as our legal adviser to assist the board of directors and management with the strategic review process. We do not expect to provide any additional information on this process unless and until deemed appropriate or necessary. There is no assurance that this exploration will result in any strategic alternatives being announced or executed. For the three and nine months ended September 30, 2016, the Company has incurred expenses totaling $0.6 million and $1.1 million, respectively, associated with the strategic review process, which is included as a component of "other, net" in the unaudited condensed consolidated statements of operations.

Production Rationalization
On April 22, 2016, Worker Adjustment and Retraining Notification (WARN) Act notices were delivered to employees of one of our mining operations and related preparation plant in anticipation of closing the Parkway underground mine. During the second quarter of 2016, the decision was made to continue operating the Parkway underground mine until all economically recoverable coal was depleted and, in October 2016, the mine ultimately depleted its economically recoverable reserves and ceased production.

Results of Operations
Non-GAAP Financial Information
Adjusted EBITDA, as presented in this Quarterly Report on Form 10-Q, is a supplemental measure of our performance that is not required by, or presented in accordance with, U.S. generally accepted accounting principles (U.S. GAAP). It is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income (loss) or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flows from operating activities as measures of our liquidity.
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
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Summary

	Three Months Ended September 30,		Change
	2016	2015	Amount	Percentage
	(In thousands, except per ton amounts)
Tons of coal sold	1,523	1,930	(407)	(21.1)%
Total revenue	$65,388	$89,206	$(23,818)	(26.7)%
Average sales price per ton	$42.94	$46.22	$(3.28)	(7.1)%
Cost of coal sales[1]	$52,357	$69,843	$17,486	25.0%
Average cost of sales per ton[1]	$34.38	$36.19	$1.81	5.0%
Net loss	$(9,724)	$(145,786)	$136,062	(93.3)%
Adjusted EBITDA[2]	$9,760	$16,126	$(6,366)	(39.5)%

[1]	Includes revenue-based production taxes and royalties; excludes depreciation, depletion, and amortization, asset retirement obligation expenses, and general and administrative costs.

[2]	Non-GAAP measure; please see definition above and reconciliation below.
Revenue
Our coal sales revenue for the three months ended September 30, 2016 decreased by $23.8 million, or 26.7%, to $65.4 million, as compared to $89.2 million for the three months ended September 30, 2015. This decrease is attributable to an unfavorable volume variance of approximately $18.8 million year-over-year due to a decline in customer demand resulting in lower contracted amounts in the current year and an unfavorable price variance of approximately $5.0 million due to the renewal of sales contracts at less favorable prices, as well as unfavorable transportation adjustments included as a component of the price in certain of our long-term coal supply agreements as a result of declining diesel prices, as compared to the three months ended September 30, 2015.

Cost of Coal Sales
Cost of coal sales decreased 25.0% to $52.4 million in the three months ended September 30, 2016, from $69.8 million in the same period of 2015. The decline is primarily attributable to selling 0.4 million tons less. On a per ton basis, our cost of coal sales decreased during the three months ended September 30, 2016, compared to the same period of 2015, from $36.19 per ton to $34.38 per ton. This decrease in per ton amount is primarily due to lower diesel fuel costs and lower blasting costs at our surface operations due to a higher amount of unconsolidated overburden, as well as lower equipment rental and equipment repair expenses, as compared to the prior year quarter.
Production Royalty to Related Party
Production royalty to related party declined $0.1 million, or 5.8%, to $1.9 million during the three months ended September 30, 2016, as compared to the same period of 2015. This amount relates to production royalties earned by our affiliate, Thoroughbred, from sales originating from our Kronos underground mine (where the mineral reserves are leased directly from Thoroughbred). The reduction is primarily due to sales volume declines experienced at our Kronos underground mine during the current quarter, partially offset by higher average sales prices in the current quarter, as compared to the same period of 2015, due to a favorable customer mix. See Note 7, "Related Party Transactions," to our unaudited condensed consolidated financial statements for further discussion related to Thoroughbred.
Depreciation, Depletion and Amortization
Depreciation, depletion, and amortization (DD&A) expense decreased by $3.3 million, or 29.6%, to $7.7 million during the three months ended September 30, 2016, as compared to the same period of 2015. The decrease is primarily due to a reduction in depletion in the current year as a result of lower production levels and a reduction in the asset base due to the impairment charge recognized in the third quarter of 2015.
Asset Retirement Obligation Expenses
Asset retirement obligation expenses decreased by $0.4 million, or 53.7%, to $0.4 million in the three months ended September 30, 2016, as compared to the same period of 2015. The decrease is primarily attributable to changes in asset retirement cost estimates based on revisions to discount rates, reserve valuations and projected mine lives.
Asset Impairment and Restructuring Charges
During the three months ended September 30, 2016 and 2015, we recognized asset impairment and restructuring charges of zero and $138.7 million, respectively. The prior year charge was primarily associated with the write-down of the carrying value of our long-lived assets to their estimated fair value. See Note 2, "Asset Impairment and Restructuring Charges," to our unaudited condensed consolidated financial statements for further discussion of the prior year charge.
General and Administrative Expenses
General and administrative (G&A) expenses were $3.1 million for the three months ended September 30, 2016, which was $0.5 million, or 14.9%, lower than the three months ended September 30, 2015. The decrease in the three months ended September 30, 2016, as compared to the same period of 2015, is due primarily to lower expenses for labor and benefits ($0.4 million), insurance costs ($0.2 million), and stock compensation expense ($0.1 million), partially offset by higher legal and other professional fees ($0.2 million).
Interest Expense, Net
Interest expense, net is derived from the following components:`

	Three Months Ended September 30,
	2016	2015
	(In thousands)
11.75% Senior Secured Notes due 2019	$5,875	$5,875
Revolving Credit Facility	—	—
Long-term obligation to related party	2,120	2,675
Other, net	944	794
Capitalized interest	(141)	(141)
Total	$8,798	$9,203
Interest expense, net was $8.8 million for the three months ended September 30, 2016, as compared to $9.2 million for the three months ended September 30, 2015. The decrease is principally attributable to a decrease in the effective interest rate on the long-term obligation to related party due to revisions in the mine plan at December 31, 2015, partially offset by the increase in the average principal balance of the long-term obligation to related party from the completion of the reserve transfer to Thoroughbred in June 2016, which increased the principal balance on the obligation by $16.4 million.
Other, Net
Other, net for the three months ended September 30, 2016 was a charge of $0.9 million, as compared to income of $0.2 million for the three months ended September 30, 2015. The decrease is primarily due to costs incurred associated with evaluating strategic alternatives of $0.6 million and the $0.3 million loss on the partial disposal of the Company's investment in Thoroughbred, as discussed in Note 7, "Related Party Transactions," to our unaudited condensed consolidated financial statements.
Net Loss
Net loss for the three months ended September 30, 2016 was $9.7 million, as compared to net loss of $145.8 million for the same period of 2015. The variance is primarily driven by the asset impairment and restructuring charges of $138.7 million recognized in the prior year quarter. Excluding the impact of the prior year asset impairment and restructuring charges, the net loss increased $2.6 million due to a decline in gross margin year-over-year, partially offset by lower DD&A and G&A expenses during the three months ended September 30, 2016.
Adjusted EBITDA
The following table reconciles Adjusted EBITDA to net loss, the most directly comparable U.S. GAAP measure:

	Three Months Ended September 30,
	2016	2015
	(In thousands)
Net loss	$(9,724)	$(145,786)
Depreciation, depletion, and amortization	7,736	10,990
Asset retirement obligation expenses	350	756
Non-cash production royalty to related party	1,866	1,980
Interest expense, net	8,798	9,203
Income taxes	—	54
Asset impairment charges	—	138,679
Costs incurred evaluating strategic alternatives	626	—
Non-cash employee benefit expense	105	167
Non-cash stock compensation expense	3	83
Adjusted EBITDA	$9,760	$16,126
Our Adjusted EBITDA for the three months ended September 30, 2016 and 2015 was $9.8 million and $16.1 million, respectively. The decrease in Adjusted EBITDA resulted primarily from a decline in gross margin of $6.3 million resulting from lower sales volume and average pricing in the three months ended September 30, 2016, as compared to the same period of 2015, partially offset by lower G&A expenses, exclusive of stock compensation expense, experienced in the current quarter.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Summary

	Nine Months Ended September 30,		Change
	2016	2015	Amount	Percentage
	(In thousands, except per ton amounts)
Tons of coal sold	4,361	5,935	(1,574)	(26.5)%
Total revenue	$186,141	$278,680	$(92,539)	(33.2)%
Average sales price per ton	$42.68	$46.96	$(4.28)	(9.1)%
Cost of coal sales[1]	$155,671	$218,826	$63,155	28.9%
Average cost of sales per ton[1]	$35.70	$36.87	$1.17	3.2%
Net loss	$(38,167)	$(160,146)	$121,979	76.2%
Adjusted EBITDA[2]	$21,274	$52,794	$(31,520)	(59.7)%

[1]	Includes revenue-based production taxes and royalties; excludes depreciation, depletion, and amortization, asset retirement obligation expenses, and general and administrative costs.

[2]	Non-GAAP measure; please see definition above and reconciliation below.
Revenue
Our coal sales revenue for the nine months ended September 30, 2016 decreased by $92.5 million, or 33.2%, to $186.1 million, as compared to $278.7 million for the nine months ended September 30, 2015. This decrease is primarily attributable to an unfavorable volume variance of approximately $73.9 million year-over-year due to a continued decline in customer demand resulting in lower contracted amounts in the current year and an unfavorable price variance of approximately $18.6 million due to the renewal of sales contracts at less favorable prices, as well as unfavorable transportation adjustments included as a component of the price in certain of our long-term coal supply agreements as a result of declining diesel prices, as compared to the nine months ended September 30, 2015.
Cost of Coal Sales
Cost of coal sales decreased 28.9% to $155.7 million in the nine months ended September 30, 2016, from $218.8 million in the same period of 2015. The decline is primarily attributable to selling 1.6 million tons less and a reduction in the operating cost per ton during the nine months ended September 30, 2016, as compared to the same period of 2015. On a per ton basis, our cost of coal sales decreased during the nine months ended September 30, 2016, compared to the same period of 2015, from $36.87 per ton to $35.70 per ton. This decrease in the per ton amounts is primarily due to the closure of our Lewis Creek underground mine in the first quarter of 2015, as this was a high cost operation due to the poor geological conditions of the mine, lower repair and maintenance costs at our underground mines, lower diesel fuel costs, and lower blasting costs at our surface operations due to a higher amount of unconsolidated overburden.
Production Royalty to Related Party
Production royalty to related party declined $0.8 million, or 13.7%, to $5.2 million during the nine months ended September 30, 2016, as compared to the same period of 2015. This amount relates to production royalties earned by our affiliate, Thoroughbred, from sales originating from our Kronos underground mine (where the mineral reserves are leased directly from Thoroughbred). The reduction is primarily due to sales volume declines experienced at our Kronos underground mine during the current year, partially offset by higher average sales prices in the current year due to customer mix.
Depreciation, Depletion and Amortization
DD&A expense decreased by $15.5 million, or 40.4%, to $22.9 million during the nine months ended September 30, 2016, as compared to the same period of 2015. The decrease is primarily due to the accelerated depreciation in the prior year of the capitalized mine development costs associated with the Lewis Creek underground mine resulting from the closure of the mine in the first quarter of 2015, a reduction in depletion in the current year as a result of lower production levels, and a reduction in the asset base due to the impairment charge recognized in the third quarter of 2015.
Asset Retirement Obligation Expenses
Asset retirement obligation expenses decreased by $1.3 million, or 56.5%, to $1.0 million in the nine months ended September 30, 2016, as compared to the same period of 2015. The decrease is primarily attributable to changes in asset retirement cost estimates based on revisions to discount rates, reserve valuations and projected mine lives.

Asset Impairment and Restructuring Charges
During the nine months ended September 30, 2016 and 2015, we recognized asset impairment and restructuring charges of $3.4 million and $138.7 million, respectively. The current year charge related to certain advance royalties that could no longer be recouped. The prior year charge was primarily associated with the write-down of the carrying value of our long-lived assets to their estimated fair value. See Note 2, "Asset Impairment and Restructuring Charges," to our unaudited condensed consolidated financial statements for further discussion.
General and Administrative Expenses
G&A expenses were $9.5 million for the nine months ended September 30, 2016, which was $3.0 million, or 24.1%, lower than the nine months ended September 30, 2015. The decrease in the nine months ended September 30, 2016, as compared to the same period of 2015, is due primarily to lower expenses for legal and professional services ($0.7 million), labor and benefits ($1.1 million), non-income related taxes ($0.3 million) and insurance costs ($0.6 million).
Interest Expense, Net
Interest expense, net is derived from the following components:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
11.75% Senior Secured Notes due 2019	$17,625	$17,625
Revolving Credit Facility	—	—
Long-term obligation to related party	5,474	8,311
Other, net	2,840	2,291
Capitalized interest	(484)	(1,777)
Total	$25,455	$26,450
Interest expense, net was $25.5 million for the nine months ended September 30, 2016, as compared to $26.5 million for the nine months ended September 30, 2015. The decrease is principally attributable to a decrease in the effective interest rate on the long-term obligation to related party due to revisions in the mine plan at December 31, 2015, partially offset by the increase in the average principal balance of the long-term obligation to related party from the completion of the reserve transfers to Thoroughbred in May 2015 and June 2016, which increased the principal balance on the obligation by $18.2 million and $16.4 million, respectively. In addition, partially offsetting the decline in interest expense is the recognition of a lesser amount of capitalized interest and an increase in interest expense associated with other long-term debt due to an increase in the average outstanding obligation in the current year, as compared to the same period of 2015.
Other, Net
Other, net for the nine months ended September 30, 2016 was a charge of $1.0 million, as compared to income of $4.8 million for the same period of 2015. The decrease is primarily due to a $4.5 million refund during the second quarter of 2015 for a portion of Kentucky sales and use taxes paid on the purchase of certain energy and energy producing fuels for the period of 2008 through 2013. In addition, for the nine months ended September 30, 2016, we recognized costs associated with evaluating strategic alternatives of $1.1 million and incurred a loss on the partial disposal of our equity investment in Thoroughbred of $0.3 million.
Net Loss
Net loss for the nine months ended September 30, 2016 was $38.2 million, as compared to a net loss of $160.1 million for the same period of 2015. The variance is driven primarily by the asset impairment and restructuring charge of $138.7 million taken in the prior year. Excluding the impact of the prior year asset impairment and restructuring charge, net loss increased by $16.7 million. The variance is driven by a decline in gross margin in the current year, the impairment charge recognized in the second quarter of 2016, and the refund in the second quarter of 2015 of certain previously paid Kentucky sales and use taxes, partially offset by lower DD&A and G&A expenses in the current year.

Adjusted EBITDA
The following table reconciles Adjusted EBITDA to net loss, the most directly comparable U.S. GAAP measure:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Net loss	$(38,167)	$(160,146)
Depreciation, depletion, and amortization	22,894	38,399
Asset retirement obligation expenses	1,019	2,340
Non-cash production royalty to related party	5,206	6,034
Interest expense, net	25,455	26,450
Income taxes	117	313
Asset impairment charges	3,381	138,679
Costs incurred evaluating strategic alternatives	1,077	—
Non-cash employee benefit expense	314	501
Non-cash stock compensation (income) expense	(22)	224
Adjusted EBITDA	$21,274	$52,794
Our Adjusted EBITDA for the nine months ended September 30, 2016 was $21.3 million, as compared to $52.8 million for the nine months ended September 30, 2015. The decrease in Adjusted EBITDA resulted primarily from a decline in gross margin of $29.4 million resulting from lower sales volume and average pricing in the nine months ended September 30, 2016, as compared to the same period of 2015 and the refund in the second quarter of 2015 of certain previously paid Kentucky sales and use taxes. Such reduction was partially offset by lower G&A expenses, exclusive of stock compensation expense, experienced in the current year.

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
The principal indicators of our liquidity are our cash on hand and availability under the 2012 Credit Facility. The 2012 Credit Facility contains certain financial covenants, and a failure to comply with the financial covenants could adversely impact the Company's available liquidity. Upon the occurrence of a Liquidity Event, at any time when borrowings are outstanding under the facility, we will be required to maintain a fixed charge coverage ratio, calculated as of the end of each calendar month for the 12 months then ended, greater than 1.0-to-1.0. A Liquidity Event is defined as the occurrence of (i) an Event of Default, as such term is defined in the 2012 Credit Agreement, or (ii) undrawn availability being less than the greater of (a) $10.0 million or (b) an amount equal to 20% of the borrowing base. As of September 30, 2016, our fixed charge coverage ratio was less than 1.0-to-1.0, which, therefore, would require us to maintain minimum availability of $10.0 million if any amounts were drawn on the 2012 Credit Facility. As of September 30, 2016 and December 31, 2015, there were no borrowings outstanding under the 2012 Credit Facility and, therefore, we were not subject to the requirements of the financial covenants included within the agreement. The calculated available borrowings under the 2012 Credit Facility totaled $14.4 million at September 30, 2016, but due to the restrictions imposed as a result of not maintaining the minimum fixed charge coverage ratio, our borrowing availability has been reduced by $10.0 million to $4.4 million. As a result of the decline in availability, on November 4, 2016, we provided notification to the administrative agent of our intent to terminate the 2012 Credit Facility effective November 14, 2016.

As of September 30, 2016, our total available liquidity was $67.1 million, comprised of cash on hand of $62.7 million and $4.4 million available under the 2012 Credit Facility. As of December 31, 2015, our available liquidity was $84.3 million.
As a result of the weak market conditions and depressed coal prices, we have undertaken steps to adequately preserve our liquidity and manage operating costs, including efficiently controlling capital expenditures. During 2015, we began initiatives to enhance our financial flexibility and reduce cash outflows in the near term, including a streamlining of our cost structure and reductions in production volumes and capital expenditures. In addition, we have engaged financial and legal advisers to assist in the analysis of various strategic alternatives. Based on our current assumptions, we believe that existing cash balances and cash generated from operations will be sufficient to meet working capital requirements, anticipated capital expenditures and debt service requirements in 2016. If market conditions do not improve, we expect to continue to experience operating losses, which would adversely affect our liquidity in the future. As a result, we could be forced to take further action, including additional restructurings and reduction in capital expenditures.
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
Cash Flows
The following table reflects cash flows for the applicable periods:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Net cash (used in) provided by:
Operating activities	$4,909	$35,936
Investing activities	$(1,631)	$(16,406)
Financing activities	$(8,205)	$(6,487)
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Net cash provided by operating activities was $4.9 million for the nine months ended September 30, 2016, a decrease of $31.0 million from net cash provided by operating activities of $35.9 million for the same period of 2015. Operating results were negatively impacted during the first nine months of 2016 due to a decline in gross margin resulting primarily from lower shipments and average pricing during this period, as compared to the same period of 2015. Offsetting this decline is a reduction in DD&A and G&A expenses. Positively impacting cash flows from operations for the nine months ended September 30, 2016 was an increase in the net related party liabilities of $10.3 million due to the deferment of amounts owed to our affiliate, Thoroughbred, including interest and royalties earned on leased reserves, and a decrease in inventory due to the timing of shipments. Negatively impacting operating cash flows was a decrease in accounts payable and accrued and other liabilities due to the timing of payments. Cash flows from operations for the nine months ended September 30, 2015 were positively impacted by the receipt of a Kentucky sales and use tax refund totaling $4.5 million during the second quarter of 2015, an increase in net related party liabilities of $13.1 million due to the deferment of amounts owed to Thoroughbred, including royalties earned on leased reserves. Negatively impacting operating cash flows for the nine months ended September 30, 2015 was an increase in inventory due to the timing of shipments and a decrease in accounts payable and accrued and other liabilities due to the timing of payments.
Net cash used in investing activities decreased $14.8 million to $1.6 million for the nine months ended September 30, 2016, compared to $16.4 million for the same period of 2015. The current year investment is primarily attributable to capital expenditures to maintain our existing fixed assets, partially offset by the receipt of cash of $500 for the partial disposal of our equity investment in Thoroughbred, as Yorktown exercised its right under the Second Amended and Restated Agreement of Limited Partnership of Thoroughbred Resources, LP to remove Elk Creek, GP, a wholly-owned subsidiary of Armstrong Energy, as the general partner of Thoroughbred, effective September 1, 2016. See Note 7 "Related Party Transactions" to our unaudited condensed consolidated financial statements for further discussion. The prior year investment is largely attributable to capital expenditures for equipment and mine development associated with our new Survant underground mine.
Net cash used in financing activities was $8.2 million for the nine months ended September 30, 2016, as compared to net cash used in financing activities of $6.5 million for the nine months ended September 30, 2015. The current year and prior year activity relates primarily to scheduled capital lease and other long-term debt payments.
Contractual Obligations
Our contractual obligations have not changed materially from the disclosures in our Annual Report on Form 10-K filed with the SEC on March 23, 2016.
Capital Expenditures
Our mining operations require investments to expand, upgrade or enhance existing operations and to comply with environmental and safety regulations. In response to the challenging coal environment, we have sought to maintain a controlled, disciplined approach to capital spending in order to preserve liquidity. Our anticipated total capital expenditures for 2016 are estimated to be within a range of $3.5 million to $5.0 million, a decrease of approximately 75% to 85% compared to 2015. Management anticipates funding capital requirements with current cash balances and cash flows provided by operations. With respect to any significant development projects, we plan to defer them to time periods beyond 2016 and will continue to evaluate the timing associated with those projects based on changes in overall coal supply and demand.
Mine Development Costs
Mine development costs are capitalized until production commences, other than production incidental to the mine development process, and are amortized on a units-of-production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Our estimate of when construction of the mine for economic extraction is substantially complete is based upon a number of assumptions, such as expectations regarding the economic recoverability of reserves, the type of mine under development, and the completion of certain mine requirements, such as ventilation. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to be a triggering event to shift the mine into the production phase.
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
As of September 30, 2016, we had approximately $32.5 million in surety bonds outstanding to secure the performance of our reclamation obligations, which were supported by approximately $6.0 million of cash posted as collateral.

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
Some of the products used in our mining activities, such as diesel fuel, explosives and steel products for roof support used in our underground mining, are subject to price volatility. Through our suppliers, we utilize forward purchases to manage a portion of our exposure related to diesel fuel volatility. A hypothetical increase of $0.10 per gallon for diesel fuel would have negatively impacted our results of operations by $0 million and $0.3 million for the three and nine months ended September 30, 2016, respectively. A hypothetical increase of 10% in steel prices would have negatively impacted our results of operations by $0.3 million and $0.9 million for the three and nine months ended September 30, 2016, respectively. A hypothetical increase of 10% in explosives prices would have negatively impacted our results of operations by $0.1 million and $0.3 million for the three and nine months ended September 30, 2016, respectively.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based upon such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the third quarter of 2016, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information
(a) None
(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors during the fiscal quarter ended September 30, 2016.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

10.1†	First Amendment to Employment Agreement by and between Armstrong Energy, Inc. and Martin D. Wilson, dated as of May 18, 2015.	10-Q	333-191182	10.1	5/15/2016

10.2†	First Amendment to Employment Agreement by and between Armstrong Energy, Inc. and J. Hord Armstrong, III, dated as of May 18, 2015.	10-Q	333-191182	10.2	5/15/2016

10.3†	Second Amendment to Employment Agreement by and between Armstrong Energy, Inc. and Martin D. Wilson, dated as of April 22, 2016.	10-Q	333-191182	10.3	5/15/2016

10.4†	Second Amendment to Employment Agreement by and between Armstrong Energy, Inc. and J. Hord Armstrong, III, dated as of April 22, 2016.	10-Q	333-191182	10.4	5/15/2016

10.5†	First Amendment to Employment Agreement by and between Armstrong Energy, Inc. and Jeffrey F. Winnick, dated as of April 22, 2016.	10-Q	333-191182	10.5	5/15/2016

10.6	Coal Mining Lease between Alcoa Fuels, Inc. and Armstrong Coal Company, Inc., dated as of June 1, 2016.	10-Q	333-191182	10.6	8/11/2016

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

95.1	Federal Mine Safety and Health Act Information.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Scheme Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Indicates a management contract or compensatory plan or arrangement.
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

ARMSTRONG ENERGY, INC.

Date: November 9, 2016	By:	/s/ Jeffrey F. Winnick
Jeffrey F. Winnick
Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)