Form 10-K
period 2016-12-31
Armstrong Energy, Inc.
filed 2017-03-31
CIK 1532288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of June 30, 2016, there was no established public market for the registrant’s voting and non-voting common stock and therefore the aggregate market value of the voting and non-voting common equity held by non-affiliates is not determinable.
As of March 30, 2017, there were 21,883,224 shares of Armstrong Energy, Inc.’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Various statements contained in this annual report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this annual report speak only as of the date of this annual report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

•	our ability to continue as a going concern within one year beyond the filing of this Annual Report on Form 10-K;

•	liquidity constraints and our ability to service our outstanding indebtedness;

•	our ability to comply with the restrictions imposed by the indenture governing our notes and other financing arrangements;

•	market demand for coal and electricity;

•	geologic conditions, weather and other inherent risks of coal mining that are beyond our control;

•	competition within our industry and with producers of competing energy sources;

•	excess production and production capacity;

•	our ability to acquire or develop coal reserves in an economically feasible manner;

•	inaccuracies in our estimates of our coal reserves;

•	availability and price of mining and other industrial supplies, including steel-based supplies, diesel fuel, rubber tires and explosives;

•	the continued weakness in global economic conditions or in any industry in which our customers operate, or sustained uncertainty in financial markets, which may cause conditions we cannot predict;

•	coal users switching to other fuels in order to comply with various environmental standards related to coal combustion;

•	volatility in the capital and credit markets;

•	availability of skilled employees and other workforce factors;

•	our ability to collect payments from our customers;

•	defects in title or the loss of a leasehold interest;

•	railroad, barge, truck and other transportation performance and costs;

•	our ability to secure new coal supply arrangements or to renew existing coal supply arrangements;

•	the deferral of contracted shipments of coal by our customers;

•	our ability to obtain or renew surety bonds on acceptable terms;

•	our ability to obtain and renew various permits, including permits authorizing the disposition of certain mining waste;

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

iii

PART I
Item 1. Business
Overview
Our History
Armstrong Energy, Inc. (together with its subsidiaries, we, Armstrong Energy, or the Company) is a producer of low chlorine, high sulfur thermal coal from the Illinois Basin, with both surface and underground mines. We market our coal primarily to proximate and investment grade electric utility companies as fuel for their steam-powered generators. Based on 2016 production, we are the sixth largest producer in the Illinois Basin and the second largest in Western Kentucky.
We were formed in 2006 to acquire and develop a large coal reserve holding. Between 2006 and 2011, we completed six transactions, either directly or through our affiliate, Thoroughbred Resources, L.P. (Thoroughbred), to acquire mineral reserves and land from Peabody Energy, Inc. (Peabody). We commenced production in the second quarter of 2008 and currently operate five mines, including three surface and two underground. Since 2008, we have continued to acquire additional mineral reserves, which are strategic to our operating plans and currently control approximately 567 million tons of proven and probable coal reserves. We also own and operate three coal processing plants, which support our mining operations. From our reserves, we mine coal from multiple seams that, in combination with our coal processing facilities, enhance our ability to meet customer requirements for blends of coal with different characteristics. The locations of our coal reserves and operations, adjacent to the Green River, together with our river dock coal handling and rail loadout facilities, allow us to optimize our coal blending and handling, and provide our customers with rail, barge and truck transportation options.
We are majority-owned by investment funds managed by Yorktown Partners LLC (Yorktown). Yorktown was formed in 1991 and has approximately $3.0 billion in assets under management. Yorktown invests exclusively in the energy industry with an emphasis on North American oil and gas production, coal mining and midstream businesses. Yorktown’s investors include university endowments, foundations, families, insurance companies and other institutional investors. As a result of its significant ownership of Armstrong Energy, Yorktown has, and can be expected to have, a significant influence in our operations, in the outcome of stockholder voting concerning the election of directors, the adoption or amendment of provisions in our charter and bylaws, the approval of mergers, and other significant corporate matters.
We operate in one reporting segment. For information regarding our revenue, long-lived assets, and total assets, please see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 – “Financial Statements and Supplementary Data.”
Liquidity and Going Concern
Our consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. As such, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should we be unable to continue as a going concern.
Although we are taking steps to minimize our capital expenditures, reduce costs and maximize cash flows from operations, our liquidity outlook has continued to deteriorate since the third quarter of 2016. Continued depressed coal market fundamentals are expected to negatively impact our operating results and lead to significantly lower levels of cash flow from operating activities in the near-term. As a result of these and other factors, there is substantial doubt about our ability to continue as a going concern. See Note 3, “Liquidity and Going Concern,” to our audited consolidated financial statements, included in Item 8 - “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Our Relationship with Thoroughbred Resources, L.P.
Thoroughbred was formed in 2008 to engage in the business of management and leasing of coal properties and collection of royalties in the Western Kentucky region of the Illinois Basin. Prior to September 1, 2016, our wholly-owned subsidiary, Elk Creek GP, LLC (ECGP), was the sole general partner of, and had an approximate 0.2% ownership in, Thoroughbred. The various limited partners of Thoroughbred are related parties, as the majority of the limited partnership interests (common units) of Thoroughbred are owned by Yorktown. Effective September 1, 2016, Yorktown exercised its right under the Second Amended and Restated Agreement of Limited Partnership of Thoroughbred Resources, LP to remove ECGP as the general partner of Thoroughbred. We continue to maintain a 0.9% interest in Thoroughbred through our subsidiary, Armstrong Energy

Holdings, Inc. We account for our remaining investment in Thoroughbred under the cost method, and we do not consolidate the financial results of Thoroughbred.
Beginning in 2011, Thoroughbred acquired, through multiple transactions, an undivided interest in certain land and mineral reserves of Armstrong Energy in Muhlenberg and Ohio Counties, Kentucky. As of December 31, 2016, Thoroughbred owns a 79.19% undivided interest in approximately 179 million tons of our mineral reserves. In conjunction with the aforementioned acquisitions, Armstrong Energy entered into lease agreements with Thoroughbred pursuant to which Thoroughbred granted Armstrong Energy leases to its undivided interest in the mining properties acquired and licenses to mine coal on those properties in exchange for a production royalty.
In addition, we have also leased approximately 250 million tons of mineral reserves wholly-owned by Thoroughbred in exchange for a production royalty. See Item 13 - “Certain Relationships and Related-Party Transactions, and Director Independence.”
Starting in December 2016, we received the first of multiple communications from Thoroughbred Holdings GP, LLC (Thoroughbred Holdings), the general partner of Thoroughbred, and their legal counsel alleging claims associated with various transactions between the parties. Thoroughbred Holdings claimed the third-party valuations prepared annually in order to determine the percentage interest in certain jointly-owned land and mineral reserves (the Jointly-Owned Property) to be transferred from us to Thoroughbred pursuant to the First Amended and Restated Royalty Deferment and Option Agreement (the Royalty Agreement) were inaccurate in 2016 and prior, which resulted in the underpayment of production royalties to Thoroughbred. In addition, Thoroughbred Holdings has taken exception to our calculation of the amount of deferred royalties for the year ended December 31, 2016, the amount of certain offsets from these deferred royalties by amounts due from Thoroughbred to us pursuant to an Administrative Services Agreement, and the offset of certain production royalties that we have overpaid to Thoroughbred on properties other than the Jointly-Owned Property.
Following a series of negotiations, Armstrong and certain of its affiliates, and Thoroughbred Holdings and certain of its affiliates, entered into a settlement agreement effective March 29, 2017 (the Settlement Agreement) to resolve all of these claims and to avoid the uncertainties of a potential lengthy arbitration. Refer to Note 13, “Related-Party Transactions,” to our audited consolidated financial statements, included in Item 8 - “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for further information regarding the settlement agreement.
Our Mining Operations
We currently operate five active mines, all of which are located in the Illinois Basin coal region in western Kentucky. Our active operations are comprised of three surface mines and two underground mines, and we have three preparation plants serving these operations. In 2016, approximately 44% of the coal that we produced came from our surface mining operations.

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
We control approximately 567 million tons of proven and probable coal reserves in Ohio, Muhlenberg, McLean, Webster, and Union counties in Western Kentucky, of which we lease or sublease approximately 133 million tons from various unaffiliated landowners.
The following map shows the locations of our mining operations and coal reserves:

UNION
OHIO RIVER
CASEYVILLE DOCK
ARMSTRONG WEST
TRADEWATER RIVER
WEBSTER
McLEAN
GREEN RIVER
OHIO
ARMSTRONG ENERGY PLANT & DOCK
EAST FORK / KRONOS MINES
MIDWAY PLANT & RAIL LOADOUT
THOROUGHBRED RESERVE
MIDWAY MINE
LEWIS CREEK MINE
EQUALITY BOOT MINE
SURVANT MINE
PARKWAY PLANT
KEN RESERVE
GREEN RIVER
MUHLENBERG
ILLINOIS
INDIANA
KENTUCKY

Equality Boot Mine. The Equality Boot mine is a surface mining operation located eight miles southwest of Centertown, Kentucky, which commenced operations in September 2010. The Equality Boot mine extracts thermal coal from the West Kentucky #14, #13, #12 and #11 seams and produced approximately 1.6 million tons of coal in 2016. The Equality Boot mine currently uses one dragline equipped with a 45 yard bucket and a spread of surface equipment, including power shovels, excavators, loaders and haul trucks, to remove overburden and interburden and construct the dragline bench. The Equality Boot mine had approximately 11.6 million tons of proven and probable reserves as of December 31, 2016. Coal from the Equality Boot mine is primarily transported less than one mile by truck to a 4,400 foot overland conveyor system, which is used to transport the coal to the 2,500 tons per hour barge loadout facility located on the Green River. The coal is then loaded onto barges and transported approximately five miles to the Armstrong Dock Preparation Plant where it is unloaded, processed, reloaded onto barges and then shipped to customers.
Lewis Creek Mine. The Lewis Creek mine is a surface mine located approximately five miles south of Centertown, Kentucky, and approximately 3.5 miles from the Midway Preparation Plant. Production commenced in June 2011 at the Lewis Creek mine, and thermal coal is being mined from the West Kentucky seams #13A and #13. Lewis Creek produced approximately 0.9 million tons of clean coal in 2016. A dragline equipped with a 20 yard bucket is used in conjunction with mobile mining equipment to remove overburden and construct the dragline bench at the Lewis Creek mine. As of December 31, 2016, there were approximately 7.2 million tons of proven and probable reserves at the Lewis Creek surface mine. Coal mined at the Lewis Creek mine is primarily transported by truck to the Midway Preparation Plant for processing and subsequent delivery to our customers.
Kronos Underground Mine. The Kronos underground mine, which commenced operations in September 2011, is located approximately three miles southwest of Centertown, Kentucky. It extracts thermal coal from the West Kentucky #9 seam. The Kronos underground mine produced approximately 2.1 million clean tons of coal in 2016. The mine utilizes four continuous miner super sections, and there were approximately 30.9 million tons of proven and probable reserves at the Kronos underground mine as of December 31, 2016. Coal mined at the Kronos underground mine is transported by truck to the Midway Preparation Plant and by conveyor to the Armstrong Dock Preparation Plant for processing and delivery to our customers.
Survant Underground Mine. The Survant underground mine, which is located at our Parkway complex, came out of development in August 2015. The Survant underground mine extracts coal from the West Kentucky #8 seam and produced approximately 0.7 million clean tons of coal in 2016 through the operation of primarily one continuous miner super section. As of December 31, 2016, there were approximately 55.4 million tons of proven and probably reserves at the Survant underground mine. Coal mined from the Survant underground mine is primarily processed at the Parkway Preparation Plant prior to shipment to the ultimate customer.
Midway Mine. The Midway mine is a surface mine located two miles southeast of Centertown, Kentucky in Ohio County and is west of and adjacent to the Midway Preparation Plant. The Midway mine commenced production in April 2008 and extracted thermal coal from the West Kentucky #13a, #13, and #11 seams utilizing one dragline (45 yard bucket) and a spread of surface mining equipment, including power shovels, excavators, loaders and haul trucks. Coal from the Midway mine was primarily transported less than one mile by truck to the Midway Preparation Plant for processing, where it is then shipped to customers via truck, rail or barge. On December 31, 2015, production at the Midway mine was temporarily idled due to declining market conditions. Our reserve studies indicate the Midway mine has approximately 14.2 million tons of proven and probable reserves as of December 31, 2016.

Parkway Underground Mine. The Parkway underground mine was located northeast of Central City, Kentucky in Muhlenberg County. The Parkway underground mine extracted thermal coal primarily from the West Kentucky #9 seam and accessed that seam from an older surface mining pit that was abandoned prior to our acquisition of the Parkway underground mine. The Parkway underground mine produced approximately 0.5 million tons of clean coal in 2016. In October 2016, production ceased at the Parkway underground mine as the economically recoverable reserves had been depleted.

Future Mines. We continue to evaluate our mine plans and expect to open additional mines in order to replace existing mines as the reserves are depleted.
Our Coal Preparation Facilities
The majority of coal from each of our mining operations is processed at a coal preparation plant located near the mine or connected to the mine by an overland conveyor system. Currently, we have three preparation plants, Midway, Parkway and Armstrong Dock. These coal preparation plants allow us to process the coal we extract from our mines to ensure a consistent quality and to enhance its suitability for particular end-users. In 2016, our preparation plants processed approximately 96% of the raw coal we produced. In addition, depending on coal quality and customer requirements, we may blend coal mined from different locations in order to achieve a more suitable product. At the current time, our preparation plants do not process coal from other companies, and we do not have any present intention to do so.
The following chart provides information regarding our preparation plants:

	Midway	Parkway	Armstrong Dock
Location:	Centertown, Kentucky	Central City, Kentucky	Centertown, Kentucky
Inception:	July 2008	April 2009	March 2010
Mines Serviced:	Midway, Lewis Creek, Kronos Underground	Survant Underground	Equality Boot, Kronos Underground
Current Capacity (Tons Per Hour):	1,200	400	1,200
Average Capacity Utilization:	66.9%	69.7%	98.4%
Loadout Tons Per Hour:	2,500 (Rail)	—	2,500 (Barge)
Transportation:	Rail, Truck	Truck	Barge
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

Customers
Our primary customers are electric utilities. We may also sell coal to industrial companies, brokers and other coal producers. For the year ended December 31, 2016, approximately 99% of our coal revenues related to sales to electric utilities. The majority of our electric utility customers purchase coal for terms of one to four years, but we also supply coal on a spot basis for some of our customers.
In 2016, we sold coal to six domestic customers with operations located in numerous states. The majority of those customers operate power plants in the Midwestern and Southern regions of the United States. For the year ended December 31, 2016, we derived approximately 45% and 40% of our total coal revenues from sales to our two largest customers, Louisville Gas & Electric Company and the Tennessee Valley Authority, respectively.
Multi-year Coal Supply Agreements
As is customary in the coal industry, we enter into multi-year coal supply agreements with many of our customers. Multi-year coal supply agreements usually have specific volume and pricing arrangements for each year of the agreement. These agreements allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices. In 2016, we sold approximately 99% of our coal under multi-year coal supply agreements. The majority of our multi-year coal supply agreements include a fixed price for the term of the agreement or a pre-determined escalation in price for each year. Some of our multi-year coal supply agreements may include a variable pricing system. At December 31, 2016, we had multi-year coal supply agreements with remaining terms ranging from one to four years, and we are contractually committed to sell 5.3 million tons of coal in 2017.
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
Transportation
We ship our coal to domestic customers by means of railcars, barges or trucks, or a combination of these means of transportation. We generally sell coal free on board at the mine or nearest loading facility. Our customers normally bear the costs of transporting coal by rail or barge. Historically, most domestic electricity generators have arranged long-term shipping agreements with rail or barge companies to assure stable delivery costs. Approximately 65% of our coal shipped in 2016 was delivered by barge, which is generally less expensive than transporting coal by truck or rail. The Armstrong Dock, which is located on the Green River, can load up to six million tons of coal annually for shipment on inland waterways. In 2016, approximately 16% and 19% of our coal sales tonnage was shipped by truck and rail, respectively.
Competition
The coal industry is highly competitive. There are numerous large and small producers in all coal producing regions of the United States, and we compete with many of these producers. Our main competitors include Alliance Resource Partners, L.P., Peabody, Foresight Energy L.P., and Murray Energy Corp., all of which are companies mining in the Illinois Basin. Many of these coal producers have greater financial resources and more proven and probable reserves than we do. Based on data from the Mine Safety and Health Administration (MSHA), we were the sixth largest producer of Illinois Basin coal in fiscal 2016, producing approximately 6% of the total Illinois Basin coal. Outside of the Illinois Basin, we compete broadly with other United States based producers of thermal coal and internationally with numerous global coal producers.
The most important factors on which we compete are price, quality and characteristics, transportation costs and reliability of supply. The demand for our coal and the prices that we will be able to obtain for our coal are closely related to coal consumption patterns of the U.S. electric generation industry and international consumers. The patterns of coal consumption are affected by various factors beyond our control, including economic conditions; temperatures in the United States; government regulation; technological developments; and the location, quality, price and availability of competing sources of fuel such as natural gas, oil and nuclear sources, as well as alternative energy sources such as hydroelectric power and wind.
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
Employees
At December 31, 2016, we employed approximately 637 employees, none of whom is represented for collective bargaining by a union. We believe that our relations with all employees are good, and, since our inception, we have had no history of work stoppages or union organizing campaigns.
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
The Company is continuously monitoring actions by the regulatory agencies that govern coal mining operations, as potential changes within such agencies as a result of the 2016 presidential and Congressional elections may result in revisions and amendments to certain of the environmental initiatives discussed below.
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
In 2006, in response to an increase in fatal mine accidents, Congress enacted the Federal Mine Improvement and New Emergency Response Act of 2006 (the MINER Act). Among other things, the MINER Act: (i) imposed additional obligations on coal operators related to (a) developing new emergency response plans that address post-accident communications, tracking of miners, breathable air, lifelines, training and communication with local emergency response personnel; (b) establishing additional requirements for mine rescue teams; and (c) notifying federal authorities of incidents that pose a reasonable risk of death; and (ii) increased penalties for violations of applicable federal laws and regulations.
Subsequent to passage of the MINER Act, Kentucky and several other states enacted legislation addressing issues such as mine safety and accident reporting, increased civil and criminal penalties and increased inspections and oversight.

On January 23, 2013, MSHA published a revision to the pattern of violations (POV) regulation allowing, among other things, the use of non-final citations and orders in determining whether a pattern of violations exists at a coal mine. Under the new rule, citations and orders which an operator has challenged but that have not yet been adjudicated may nonetheless be used to determine that a pattern of violations exists at a mine. If a POV notice is issued to a mine operator, each subsequent significant and substantial violation results in a withdraw order until the violation is abated. The revised POV regulation also eliminated the “potential pattern of violations” (PPOV) designation along with the subsequent period during with a mine receiving PPOV notice could regain compliance before receiving a POV notice.
On April 23, 2014, MSHA published a final rule, which, among other things, reduces the overall respirable coal dust standard from 2.0 mg to 1.5 mg per cubic meter of air and cuts in half the standard from 1.0 to 0.5 for certain mine entries and miners with pneumoconiosis. The rule also increases sampling requirements, requires use of continuous personal dust monitors (CPDMs) to provide real-time information about dust levels and requires immediate corrective action when a single, full-shift sample finds an excessive concentration of dust. Legal challenges to the rule have been unsuccessful, and as of August 1, 2016, the rule has been fully implemented.
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
On September 2, 2015, MSHA published a proposed rule requiring underground coal mine operators to equip all haulage equipment and scoops on non-longwall sections with proximity detection systems. The comment period closed, and a final rule was expected in 2016; however, on January 9, 2017, MSHA reopened the comment period for 30 days. Given the reopened comment period, it is unclear when a final rule will be issued. Based upon the proposed rule, the final rule is expected to have a staggered implementation schedule from 8 to 36 months after the effective date of the final rule.
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
Workers’ Compensation
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
Black Lung
Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each coal mine operator must pay federal black lung benefits to eligible current and former employee claimants and also make payments to a trust fund for the payment of benefits and medical expenses to eligible claimants who last worked in the coal industry prior to January 1, 1973. The trust fund is funded by an excise tax on production of up to $1.10 per ton for coal mined via underground mining methods and up to $0.55 per ton for coal mined via surface mining methods, neither amount to exceed 4.4% of the gross sales price. The excise tax does not apply to coal shipped outside the United States. We recorded $5.0 million and $6.3 million of expense related to this excise tax in 2016 and 2015, respectively.
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
In order to obtain the permits and approvals necessary for mining from federal and state regulatory authorities, mine operators or applicants must submit a reclamation plan for restoring the mined land to its prior productive use, better condition or other approved use. Typically, we submit the necessary permit applications several months, or even years, before we plan to mine a new area. Some required permits for mining have become increasingly difficult to obtain in a timely manner, or at all, particularly those permits involving the federal Clean Water Act (CWA) and the U.S. Army Corps of Engineers (Corps). Specifically, issuance of Corps permits allowing placement of material in valleys or streams has been slowed in recent years due to ongoing disputes over the requirements for obtaining such permits. While we do not engage in mountaintop mining, we are required to obtain permits from the Corps, and our mining operations do affect bodies of water regulated by the Corps. The permit application review process takes longer to complete, and permit applications are increasingly being challenged by environmental and other advocacy groups, although we are not aware of any such challenges to any of our pending permit applications. We may experience difficulty or delays in obtaining the permits or other approvals necessary for mining in the future or even face denials of permits altogether. Violations of federal, state and local laws, regulations or any permit, order, or approval issued under such authorization can result in substantial fines and penalties, including modification, revocation or suspension of mining permits and, in certain circumstances, criminal sanctions.
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
On June 11, 2009, the Secretary of the Department of the Interior, the Administrator of the EPA, and the Acting Assistant Secretary of the Army for Civil Works entered into a memorandum of understanding to reduce the environmental impacts of surface coal mining operations in certain Appalachian states, committing OSM to revising provisions of current SMCRA regulations, including the SBZ rule. On July 27, 2015, OSM published its proposed Stream Protection Rule (SPR). The SPR proposed extensive revisions to the current regulation of coal mining, including but not limited to, changes to bonding requirements, “approximate original contour” requirements, subsidence restrictions, and post-mining restoration requirements. The proposal included newly defined terms and concepts such as “material damage to the hydrologic balance outside the permit area,” new monitoring and data collection requirements, stream restoration requirements and new procedures and requirements related to the protection of threatened or endangered species under the federal Endangered Species Act.

The final SPR was published in the Federal Register on December 20, 2016, with an effective date of January 19, 2017. On January 17, 2017, thirteen states sued the Department of the Interior seeking to invalidate the rule and enjoin its enforcement. In February 2017, both the U.S. House of Representatives and the Senate passed resolutions disapproving the SPR under the Congressional Review Act. President Trump signed legislation repealing the SPR on February 16, 2017. Whether Congress or the states will enact future legislation with requirements similar to, or more stringent than, the SPR remains uncertain.
Surety Bonds
Federal and state laws require a mine operator to secure the performance of its reclamation obligations required under SMCRA through the use of surety bonds or other approved forms of performance security to cover the costs the state would incur if the mine operator was unable to fulfill its obligations. The cost of surety bonds have fluctuated in recent years, and the market terms of these bonds have generally become more unfavorable to mine operators. For example, in connection with our current bonds, we are required to post substantial security in the form of cash collateral. These changes in the terms of the bonds have been accompanied at times by a decrease in the number of companies willing to issue surety bonds. Some mine operators have therefore used letters of credit to secure the performance of a portion of their reclamation obligations. Many of these bonds are renewable on a yearly basis. We cannot predict our ability to obtain bonds or other approved forms of performance security, or the cost of such security, in the future. As of December 31, 2016, we had approximately $32.2 million in surety bonds outstanding to secure the performance of our reclamation obligations, which are collateralized by cash deposits of approximately $6.0 million.
In addition to the bond requirement for an active or proposed permit, the Abandoned Mine Land Fund, which was created by SMCRA, imposes a fee on all coal produced in the United States. The proceeds of the fee are used to restore mines closed or abandoned prior to SMCRA’s adoption in 1977 and to pay health care benefit costs of orphan beneficiaries of the Combined Fund created by the Coal Industry Retiree Health Benefit Act of 1992. Currently and through 2021, the fee is $0.28 per ton for coal mined via surface mining methods and $0.12 per ton on coal via underground mining methods. In 2016 and 2015, we recorded approximately $1.1 million and $1.5 million, respectively, of expense related to these reclamation fees.
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
Air Emissions
A. General Air Quality Regulations
The CAA, the amendments thereto, and state laws that regulate air emissions affect coal mining operations, both directly and indirectly. Direct impacts on our coal mining and processing operations include CAA permitting requirements and control requirements for particulate matter, which includes fugitive dust from roadways, parking lots and equipment such as conveyors and storage piles. The CAA also indirectly affects coal mining operations by extensively regulating the emissions of particulate matter, sulfur dioxide (SO2), nitrogen oxide (NOx), carbon monoxide, ozone, mercury and other compounds emitted by coal-fired power plants, which are the largest end users of our coal. Costs to comply with current, new and emerging regulations applicable to coal-fired power plants could have an adverse effect on our customers, thereby reducing demand for coal. Moreover, these regulations may cause some users of coal to switch from coal to natural gas or renewable energy for electric power generation.
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

•
The Clean Air Interstate Rule (CAIR) calls for power plants in 28 states and Washington, D.C. to reduce emission levels of SO2 and NOx pursuant to a cap-and-trade program similar to the system in effect for acid rain. In June 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR), a replacement rule for CAIR, which requires 28 states in the Midwest and Eastern seaboard to reduce power plant SO2 and NOx emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. Though some issues with CSAPR remain subject to litigation, the EPA began implementation of CSAPR’s Phase 1 emission reduction requirements on January 1, 2015, and Phase 2 limits governing annual SO2 and NOx emissions took effect on January 1, 2017. On September 7, 2016, the EPA finalized an update to CSAPR which would reduce summertime NOx emissions from power plants in 22 states in the Eastern U.S. These season limits for NOx are scheduled to become effective on May 1, 2017. The final impact of CSAPR are unknown at the present time due to the implementation of Mercury and Air Toxic Standards (MATS), discussed below, the recent updates to CSAPR and the significant number of coal retirements that have resulted and that potentially will result from MATS.

•
In February 2012, the EPA adopted the MATS, which regulates the emission of mercury and other metals, fine particulates, and acid gases such as hydrogen chloride from coal and oil-fired power plants. In March 2013, the EPA finalized a reconsideration of the MATS rule as it pertains to new power plants, principally adjusting emissions limits to levels attainable by existing control technologies. Appeals were filed and oral arguments were heard by the D.C. Circuit Court of Appeals in December 2013. On April 15, 2014, the D.C. Circuit Court of Appeals upheld MATS. On June 29, 2015, the Supreme Court remanded the final rule back to the D.C. Circuit holding that the agency must consider cost before deciding whether regulation is necessary and appropriate. On December 1, 2015, the EPA issued, for comment, the proposed Supplemental Finding. The EPA issued the Supplemental Finding on April 15, 2016, finding that the rule was necessary and appropriate despite the costs. Regardless of the various court actions, many electric generators had already announced retirements due to the MATS rule. MATS would force generators to make capital investments to retrofit power plants and could lead to additional retirements of older coal-fired generating units. The announced and possible additional retirements are likely to reduce the demand for coal. Apart from MATS, several states have enacted or proposed regulations requiring reductions in mercury emissions from coal-fired power plants, and federal legislation to reduce mercury emissions from power plants has been proposed. Regulation of mercury emissions may decrease the future demand for coal. We continue to evaluate the possible scenarios associated with CSAPR and MATS and the effects they may have on our business and our results of operations, financial condition or cash flows.

•
In January 2013, the EPA issued final Maximum Achievable Control Technology (MACT) standards for several classes of boilers and process heaters, including large coal-fired boilers and process heaters (Boiler MACT), which require owners of industrial, commercial, and institutional boilers to comply with standards for air pollutants, including mercury and other metals, fine particulates, and acid gases such as hydrogen chloride. Businesses and environmental groups have filed legal challenges to Boiler MACT and petitioned the EPA to reconsider the rule. On December 1, 2014, the EPA announced reconsideration of the standard and will accept public comment on five issues for its standards on area sources, will review three issues related to its major-source boiler standards, and four issues relating to commercial and solid waste incinerator units. Before reconsideration, the EPA estimated the rule will affect 1,700 existing major source facilities with an estimated 14,316 boilers and process heaters. While some owners would make capital expenditures to retrofit boilers and process heaters, a number of boilers and process heaters could be prematurely retired. Retirements are likely to reduce the demand for coal. The impact of the regulations will depend on the EPA’s reconsideration and the outcome of ongoing and subsequent legal challenges.

•
The EPA is required by the CAA to periodically re-evaluate the available health effects information to determine whether the national ambient air quality standards (NAAQS) should be revised. As a result of this process, the EPA has adopted more stringent NAAQS for fine particulate matter, ozone, SO2 and NOx. As a result, some states will be required to amend their existing individual state implementation plans (SIPs) to achieve and compliance with the new air quality standards. Other states will be required to develop new SIPs for areas that were previously in “attainment,” but do not meet the revised standards. In addition, under the revised ozone NAAQS, significant additional emissions control expenditures may be required at coal-fired power plants. Attainment dates for the new standards range between 2013 and 2030, depending on the severity of the non-attainment. The final rule has been challenged in litigation by industry and state petitioners and several environmental groups, some aspects of which have been vacated and some of which have been remanded to the EPA for further consideration. The final rules and new standards may impose additional emissions control requirements on new and expanded coal-fired power plants and industrial boilers.

Because coal mining operations and coal-fired electric generating facilities emit particulate matter and SO2, our mining operations and our customers could be affected when the new standards are implemented by the applicable states, and developments might indirectly reduce the demand for coal.

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

B. Greenhouse Gas Regulations
Carbon dioxide (CO2) is a GHG, the man-made emission of which is of major concern under any regulatory framework intended to control what is sometimes referred to “climate change.” CO2 is a major by-product of the combustion process within coal-fired power plants. Methane, which must be expelled from our underground coal mines for mining safety reasons, is also classified as a GHG.
Future regulation of GHGs in the United States could occur pursuant to, for example, future U.S. treaty commitments; new domestic legislation that imposes a tax on GHG emissions, a GHG cap-and-trade program or other programs aimed at GHG reduction; or regulatory programs that may be established by the EPA. Internationally, the Kyoto Protocol set binding emission targets for developed countries that ratified it (the U.S. did not ratify, and Canada officially withdrew from its Kyoto commitment in 2012) to reduce their global GHG emissions. The Kyoto Protocol was nominally extended past its expiration date of December 2012, with a requirement for a new legal construct to be put into place by 2015. Most recently, the United Nations Framework Convention on Climate Change met in Paris, France in December 2015 and agreed to an international climate agreement. Although this agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions. These commitments could further reduce demand and prices for our coal. The U.S. is currently a party to the Paris agreement; however, whether the U.S. will remain a party is uncertain given President Trump’s statements regarding cancellation of U.S. participation. Notwithstanding this uncertainty, many states, regions and governmental bodies have adopted GHG initiatives and have or are considering the imposition of fees or taxes based on the emission of GHGs by certain facilities, including coal-fired electric generating facilities. Depending on the particular regulatory program that may be enacted, at either the federal or state level, the demand for coal could be negatively impacted, which would have an adverse effect on our operations.
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
In March 2012, the EPA proposed New Source Performance Standards (NSPS) for CO2 emissions from new fossil fuel-fired power plants. The proposal requires new coal units to meet a CO2 emissions standard of 1,000 lbs. CO2/MWh, which is equivalent to the CO2 emitted by a natural gas combined cycle unit. In January 2014, the EPA formally published its re-proposed NSPS for CO2 emissions from new power plants. The re-proposed rule requires an emissions standard of 1,100 lbs. CO2/MWh for new coal-fired power plants. To meet such a standard, new coal plants would be required to install carbon capture and storage (CCS) technology. In August 2015, the EPA released final rules requiring newly constructed coal-fired steam electric generating units (EGUs) to emit no more than 1,400 lbs. CO2/MWh (gross) and be constructed with CCS to capture 16% of CO2 produced by an electric generating unit burning bituminous coal. At the same time, the EPA finalized GHG emissions regulations for modified and existing power plants. The rule for modified sources required reducing GHG emissions from any modified or reconstructed source and could limit the ability of generators to upgrade coal-fired power plants, thereby reducing the demand for coal. The rule for existing sources proposes to establish different target emission rates (lbs. per megawatt hour) for each state and has an overall goal to achieve a 32% reduction of CO2 emissions from 2005 levels by 2030. The compliance period begins in 2022, and in 2030, CO2 emissions goals must be met. Collectively, these requirements have led to premature retirements and could lead to additional premature retirements of coal-fired generating units and reduce the demand for coal. Congress has rejected legislation to restrict CO2 emissions from existing power plants, and it is unclear whether the EPA has the legal authority to regulate CO2 emissions for existing and modified power plants without additional Congressional authority. Challenges to the rule by a number of states and industry groups are pending before the D.C. Circuit Court of Appeals. On March 28, 2017, President Trump signed an executive order requiring the EPA to review the CPP, a first step in rolling back the CPP.
In June 2014, the EPA proposed CO2 emission “guidelines” for modified and existing fossil fuel-fired power plants known as the Clean Power Plan (CPP). The CPP was finalized in August 2015 and established carbon pollution standards for power plants, called CO2 emission performance rates. The EPA expects each state to develop implementation plans for power plants in its state to meet the individual state targets established in the CPP. The EPA has given states the option to develop compliance plans for annual rate-based reductions (pounds per megawatt hour) or mass-based tonnage limits for CO2. The state plans were due in September 2016, subject to potential extensions of up to two years for final plan submission. The compliance period begins in 2022, and emission reductions will be phased in up to 2030. The EPA also proposed a federal compliance plan to implement the CPP in the event that an approvable state plan is not submitted to the EPA. Although each state can determine its own method of compliance, the requirements rely on decreased use of coal and increased use of natural gas and renewables for electricity generation, as well as reductions in the amount of electricity used by consumers. Judicial challenges have been filed. On February 9, 2016, the U.S. Supreme Court issued a stay, halting implementation of the regulations. The stay will be in place until the D.C. Circuit Court of Appeals rules on the merits of the legal challenges and, if following a ruling by the D.C. Circuit Court of Appeals, a writ of certiorari from the Supreme Court is sought and granted, the stay will remain in place until the Supreme Court issues its decision on the merits. If, despite the legal challenges, the rules are implemented in their current form, demand for coal will likely be further decreased, potentially significantly, and adversely impact our business.
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
In addition, over 30 states have currently adopted “renewable energy standards” or “renewable portfolio standards,” which encourage or require electric utilities to obtain a certain percentage of their electric generation portfolio from renewable resources by a certain date. These standards range generally from 10% to 30%, over time periods that generally extend from the present until between 2020 and 2030. Many states have now begun re-visiting some of these standards and have adjusted or in some cases revoked these standards. To the extent these requirements remain in place and potentially affect our current and prospective customers, they may reduce the demand for coal-fired power, and may affect long-term demand for our coal.
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
In addition, environmental advocacy groups have filed a variety of judicial challenges claiming that the environmental analyses conducted by federal agencies before granting permits and other approvals necessary for certain coal activities do not satisfy the requirements of the National Environmental Policy Act (NEPA). These groups assert that the environmental analyses in question do not adequately consider the climate change impacts of these particular projects. In December 2014, the Council on Environmental Quality released updated draft guidance discussing how federal agencies should consider the effects of GHG emissions and climate change in their NEPA evaluations. The guidance encourages agencies to provide more detailed discussion of the direct, indirect, and cumulative impacts of a proposed action’s reasonably foreseeable emissions and effects. This guidance could create additional delays and costs in the NEPA review process or in our operations, or even an inability to obtain necessary federal approvals for our future operations, including due to the increased risk of legal challenges from environmental groups seeking additional analysis of climate impacts. These arguments, though, have generally not yet been successful in stopping infrastructure and other projects.
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
Water Discharge
The CWA and corresponding state and local laws and regulations affect coal mining operations by restricting the discharge of pollutants, including the discharge of dredged or fill materials, into waters of a state or of the United States. The

CWA provisions and associated state and federal regulations are complex and subject to amendments, legal challenges and changes in implementation. Recent court decisions, regulatory actions and proposed legislation have created uncertainty over CWA jurisdiction and permitting requirements that could either increase or decrease our costs and time spent on CWA compliance.
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

•
Dredge and Fill Permits. Many mining activities, including the development of settling ponds and other impoundments, may require a Section 404 permit from the Corps prior to conducting any such mining activities that involve discharges of “fill” or dredged materials into waters of the United States. The Corps is empowered to issue “nationwide” permits (each, an NWP) for specific categories of filling activities that are determined to have minimal environmental adverse effects in order to save the cost and time of issuing individual permits under Section 404 of the CWA. Using this authority, the Corps issued NWP 21, which authorizes the disposal of dredge-and-fill material from mining activities into the waters of the United States. Individual Section 404 permits are required for activities determined to have more significant impacts to waters of the United States. Since 2003, environmental groups have pursued litigation primarily in West Virginia and Kentucky challenging the validity of NWP 21 and various individual Section 404 permits authorizing valley fills associated with surface coal mining operations (primarily mountain-top removal operations). This litigation has resulted in delays in obtaining these permits and has increased permitting costs. Effective March 2012, the Corps reissued 49 NWPs, including NWP 21, authorizing mining activities in streams and wetlands. The reissued NWP 21 will allow surface mining operations to disturb up to 0.5-acre of waters of the U.S. and 300 linear feet of stream bed. The 300 linear foot limit can be waived by the District Engineer for intermittent and ephemeral streams. Valley fills are specifically excluded from NWP 21. Other NWPs issued in 2012 for coal mining activities include NWPs 44, 49, and 50. In addition, other NWPs can be used for certain impacts to waters associated with coal mining. NWPs are reissued every five years, and the new NWPs were set to become effective on March 19, 2017, replacing the 2012 NWPs. There are some proposed changes to NWPs 21, 44, and 50 - all related to mining activities, with the changes focused on disallowing total impacts greater than ½ acre, and removing language from the 2012 NWP 21 that authorized coal mining activities previously authorized by the 2007 NWP 21. Due to President Trump’s regulatory freeze, the effective date of March 19, 2017 will be delayed for at least two days, and it is possible that the NWPs will be submitted for additional public comment. Where an activity does not qualify for a NWP, the applicant must obtain an individual CWA Section 404 permit, which involves a longer and more costly application and review process.

•
Clean Water Rule (CWR). On June 29, 2015, both the EPA and the Corps jointly proposed a rule defining the scope of waters of the United States to be protected pursuant to the CWA. The CWR was proposed in response to earlier United States Supreme Court rulings interpreting the regulatory scope of the CWA re-defining “Waters of the United States” (WOTUS), and thereby creating uncertainty as to which waters were regulated pursuant to the CWA and which waters were not. The final rule was to become effective on August 28, 2015, and revises and expands regulations that have been in place for decades, and is anticipated to expand areas subject to CWA permitting. Multiple lawsuits were filed promptly challenging the CWR. The CWR is not currently being enforced because of a federal court ruling that blocked its implementation while it is being litigated. Adding to uncertainty surrounding the rule, in December 2015 the Governmental Accountability Office concluded in a report that the EPA had improperly lobbied for the CWR.

The National Mining Association and multiple states have petitioned the Supreme Court seeking a determination of whether the Sixth Circuit Court of Appeals has jurisdiction over the legal challenges to the CWR, or WOTUS rule, and the Sixth Circuit has held its litigation in abeyance, including retaining the stay, pending the Supreme Court’s review. A decision by the Supreme Court is anticipated in June 2017.
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
Comprehensive Environmental Response, Compensation and Liability Act
Although typically not applied to the coal mining sector, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), which was enacted in 1980, and similar state laws may affect coal mining operations by creating liability for investigation and remediation in response to releases of hazardous substances into the environment and for damages to natural resources. Under CERCLA and similar state laws, joint and several liabilities may be imposed on waste generators, site owners, operators, lessees and others, regardless of fault or the legality of the original disposal activity. We are currently unaware of any material liability associated with the release or disposal of hazardous substances from our mine sites.
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
Use of Explosives
We do not directly engage in blasting services at our surface mining locations but instead use third-party contractors to perform such services. These third-party contractors are subject to numerous regulations, and, in supporting the third-party contractors in performing their blasting activities, we incur costs to design and implement blast schedules and to conduct pre-blast surveys and blast monitoring. In addition, the storage of explosives is subject to regulatory requirements.
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
Item 1A. Risk Factors
Risks Related to Our Business
We have concluded there is substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm's report on our financial statements contains an explanatory paragraph describing our ability to continue as a going concern.

Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations, our accumulated deficit, and the anticipation of limited liquidity to meet our obligations through March 2018. Effective November 14, 2016, we terminated our asset-based revolving credit facility entered into in December 2012 (the Revolving Credit Facility) due to restrictions in our borrowing capacity, which were anticipated to continue through the remaining term of the agreement. In addition, we entered into a settlement agreement with Thoroughbred, effective March 29, 2017, whereby we agreed, among other things, to begin paying Thoroughbred all production royalties earned on or after January 1, 2017 in cash (see Note 13,

"Related-Party Transactions," to our audited consolidated financial statements, included in Item 8 - "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K). Our continuing operating losses and negative cash flow projections will limit our available liquidity for the period through March 2018. Our ability to continue as a going concern is subject to our ability to restructure our balance sheet, which could include seeking additional financing. Further, external perceptions regarding our ability to continue as a going concern and our continued net operating losses increase the difficulty of achieving such actions, and there can be no assurances that such measures will prove successful.

We have engaged financial and legal advisers to assist us in restructuring our capital structure and evaluating other potential alternatives to address the impending liquidity constraints. However, there can be no assurance that any restructuring will be possible on acceptable terms, if at all. It may be difficult to come to an agreement that is acceptable to all of our creditors. Our failure to reach an agreement on the terms of a restructuring with our creditors would have a material adverse effect on our liquidity, financial condition and results of operations. In addition, if a successful restructuring with the holders of our 11.75% Senior Secured Notes due 2019 (the Notes) is not achieved, it may be necessary for us to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring, or our creditors could force us into an involuntary bankruptcy or liquidation.

Additionally, our auditors included an explanatory paragraph to their audit opinion relating to our accompanying consolidated financial statements for the fiscal year ended December 31, 2016 regarding the substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business.
At December 31, 2016, our total long-term debt was approximately $207.3 million, which is comprised of the following: $191.2 million in borrowings under the Notes and $16.1 million in other long-term debt. As of December 31, 2016, we had a long-term obligation owed to our affiliate, Thoroughbred, associated with the financing transactions in connection with the transfers of undivided interests in certain land and mineral reserves to Thoroughbred totaling $147.5 million. We also have significant lease and royalty obligations, including, but not limited to, our capital lease obligations that totaled approximately $0.6 million as of December 31, 2016, and our obligations under non-cancelable operating leases that totaled approximately $5.0 million. Future minimum advance royalties totaled approximately $4.4 million as of December 31, 2016. In addition to advance royalties, production royalties are payable based on the quantity of coal mined in future years and prospective changes to mine plans. Our ability to satisfy our debt, lease and royalty obligations, and our ability to refinance our indebtedness, will depend upon our future operating performance. The amount of indebtedness we have incurred could have significant consequences to us, such as:

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

Certain of our creditors have alleged an event of default under the Notes and, if determined to be accurate, could have a material adverse effect on our business, results of operations, and financial condition.

On December 30, 2016, Rhino Resource Partners Holdings, LLC (Rhino Holdings), an entity wholly-owned by Yorktown, together with Rhino Resource Partners LP (Rhino), Royal Energy Resources, Inc. (Royal), and Rhino GP LLC (Rhino GP) entered into a put and call option agreement whereby Rhino received a call option, and Rhino Holdings received a put option, on all of the outstanding Company stock currently held by Yorktown (the Option), the majority owner of our outstanding common stock, under certain circumstances. The Option provides that Rhino can exercise the Option after 60 days following entry of an agreement regarding the restructuring of the Notes, but in no event earlier than January 1, 2018 and no later than December 31, 2019. In exchange for Rhino Holdings granting Rhino the Option to purchase Yorktown’s holdings of Armstrong Energy stock, Rhino issued 5.0 million common units to Rhino Holdings upon the execution of the Option.

In connection with entry into the Option by the aforementioned parties, on February 2, 2017, we received notice from legal counsel representing certain of the holders of the Notes (the Holders) that the Holders believe entry into the Option by the third-parties constitutes a Change of Control, as defined in the Indenture governing the Notes, and that an Event of Default occurred, as defined in the Indenture, when we failed to offer to purchase the Notes within 30 days following the purported Change of Control.  However, counsel for the Holders also advised us that the Holders are not currently pursuing remedies under the Indenture related to the alleged Event of Default, but reserve their rights to do so at a future time. In addition, certain of our financing agreements include cross-default or cross-event of default provisions, which, if the aforementioned assertions were proven to be accurate, would result indirectly in an event of default under such financing arrangements.

We believe that neither a Change of Control nor an Event of Default as defined in the Indenture has occurred. To that end, we have advised legal counsel for the Holders that we dispute the allegations. However, there is no assurance the Holders or the creditors party to our other financing agreements will not pursue litigation to enforce the rights and remedies available to them under the respective financing agreements in the event of a default, which could result in substantial liabilities for the Company should such claims be upheld. If that were to occur, and we were unable to reach an amicable settlement, we may have no choice but to consider other restructuring alternatives, including seeking protection under Chapter 11 of the United States Bankruptcy Code.
Despite our substantial indebtedness level, we and our subsidiaries will still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.
We may be able to incur substantial additional indebtedness in the future. Although the indenture governing the Notes contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face would increase. In addition, the indenture governing the Notes will not prevent us from incurring obligations that do not constitute indebtedness under the indenture.
The indenture governing the Notes contains restrictions that limit our flexibility in operating our business, and breach of those covenants may cause us to be in default under the indenture. Such a default, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations, and our ability to make payments on the Notes.
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
As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities to finance future capital needs. A breach of any of these covenants could result in a default under the indenture. In addition, any debt agreements we enter into in the future may further limit our ability to enter into certain types of transactions. If we do not achieve the operating results required by any future agreements, we would default under these covenants. If that occurs, our lenders, including holders of Notes, could accelerate their debt. If their debt is accelerated, we may not be able to repay all of their debt, in which case the Notes may not be fully repaid, if they are repaid at all.
Our ability to maintain adequate liquidity necessary to pay interest and principal on the Notes and service our other debt and financial obligations, and our ability to refinance all or a portion of our indebtedness or obtain additional financing, depends on many factors beyond our control.
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on the Notes or our other indebtedness. In addition, effective November 14, 2016, we terminated our Revolving Credit Facility due to restrictions in our borrowing capacity, which were anticipated to continue through the remaining term of the agreement. This has further restricted our available liquidity to meet our debt service requirements.
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
Our business is closely linked to domestic demand for electricity, and any changes in coal consumption by U.S. electric power generators would likely affect our business over the long term. In 2016, we sold a substantial majority of our coal to domestic electric power generators, and we have multi-year coal supply agreements in place with electric power generators for a portion of our future production. The amount of coal consumed by electric power generation is affected by, among other things:

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
In 2016, a substantial majority of the tons we sold were to domestic electric power generators. The amount of coal consumed for U.S. electric power generation is affected by, among other things:

•	the location, availability, quality and price of alternative energy sources for power generation, such as natural gas, fuel oil, nuclear, hydroelectric, wind, biomass and solar power; and

•	technological developments, including those related to alternative energy sources.

Gas-fired electricity generation has the potential to displace coal-fired generation, particularly from older, less efficient coal-powered generators. We expect that many of the new power plants needed to meet increasing demand for electricity generation may be fueled by natural gas because gas-fired plants are cheaper to construct and permits to construct these plants are easier to obtain as natural gas-fired plants are seen as having a lower environmental impact than coal-fired plants. Current developments in natural gas production processes have lowered the cost and increased the supply, resulting in greater use of natural gas for electricity generation. While the U.S. Energy Information Administration (the EIA) projects that electricity generation will grow at an annual average rate of 0.7% through 2040, it projects that the percentage of electricity generated from coal will decrease to approximately 19% of total generation by 2040, compared with 30% during 2016. According to the EIA, total coal consumption in the U.S. in 2016 decreased by approximately 67 million tons, or 8.3%, from 2015 levels.
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
For the year ended December 31, 2016, we derived approximately 85% of our total coal revenues from sales to our two largest customers. We have several multi-year coal supply agreements with each of these customers, with various expiration dates extending through 2020. However, several of our multi-year coal supply agreements contain reopener provisions pursuant to which either party can request reopening of the agreement to renegotiate price and other terms for the remaining term of such agreement, and, subsequent to any such reopening, the failure to reach an agreement can lead to the termination of such agreement. In addition, one of our multi-year coal supply agreements provides that the customer has the unilateral right to terminate the agreement upon 60 days’ written notice, in which case the customer is required to pay us a termination fee equal to 10% of the base price multiplied by the remaining number of tons to be delivered under the agreement. If our multi-year coal supply agreements with these two customers are terminated early pursuant to the reopener provisions, or we fail to extend or renew our multi-year coal supply agreements with these two customers, or if the agreements are terminated as a result of not being assigned following a change in control, our business and results of operations could be materially and adversely affected. Even if we are able to extend or renew our multi-year coal supply agreements with these two customers, if market prices for such coal agreements are low at the time of such extensions or renewals or increases in costs during the term of such extended or renewed agreements are greater than the offsets from our cost pass-through and inflation adjustment provisions under such extended or renewed agreements, our business and results of operations could be materially and adversely affected.
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

As described in Note 4, "Asset Impairment and Restructuring Charges" to our audited consolidated financial statements, included in Item 8 - "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, we recognized asset impairment charges of $4.4 million and $137.7 million in 2016 and 2015, respectively. Because of the volatile nature of U.S. coal markets, it is reasonably possible that our current estimates of projected future cash flows from our mining assets may change in the near term, which may result in the need for further adjustments to the carrying value of mineral rights and other mining assets.

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
We have been removed as the general partner of Thoroughbred by Yorktown without our consent.
Effective September 1, 2016, Yorktown exercised its right under the Second Amended and Restated Agreement of Limited Partnership of Thoroughbred Resources L.P. to remove our subsidiary, Elk Creek GP, LLC, as general partner of Thoroughbred without our consent. As a result of the change in control of Thoroughbred, our ability to enter into, or obtain renewals of, coal lease or mining license agreements with Thoroughbred could be adversely affected. We may have to seek alternative agreements or arrangements with unrelated parties, and such alternative agreements or arrangements may not be available or may be on less favorable terms.
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
Federal and state laws require us to obtain surety bonds to secure performance or payment of certain long-term obligations, such as mine closure or reclamation costs, federal and state workers’ compensation costs, coal leases and other obligations. In light of our current financial condition and substantial doubt about our ability to continue as a going concern, we may have difficulty procuring or maintaining our surety bonds. Our bond issuers may demand higher fees, additional collateral, including letters of credit or other terms less favorable to us upon those renewals. Because we are required by state and federal law to have these bonds in place before mining can commence or continue, failure to maintain surety bonds, letters of credit or other guarantees or security arrangements would materially and adversely affect our ability to mine or lease coal. That failure could result from a variety of factors, including lack of availability, higher expense or unfavorable market terms, the exercise by third-party surety bond issuers of their right to refuse to renew the surety and restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of our financing arrangements.
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
As described in Note 13, “Related-Party Transactions,” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we have sold certain of our coal reserves to Thoroughbred. Under U.S. generally accepted accounting principles (GAAP), these transfers are treated as financing transactions, with one consequence thereof being that the entire book value of these reserves is carried on our consolidated balance sheets, notwithstanding the fact that legal title to the reserves has been transferred to Thoroughbred. As a result, the collateral agent’s ability to foreclose on and liquidate our assets comprising coal reserves that are the subject of these lease transactions will be limited to the portion of the reserves owned by us. As of December 31, 2016, approximately 25% of the net book value of our “property, plant, equipment, and mine development, net” reflected assets for which legal title has been transferred to Thoroughbred.
Risks Related to Environmental and Other Regulations and Legislation
Extensive environmental regulations, including existing and potential future regulatory requirements relating to air emissions, affect our customers and could reduce the demand for coal as a fuel source, causing coal prices and sales of our coal to materially decline.

The operations of coal consumers, such as the utility industry, are subject to extensive regulation regarding the environmental impact of their activities, particularly with respect to air emissions, which could affect demand for our coal. For example, the CAA and similar state and local laws extensively regulate the amount of SO2, particulate matter, NOx, mercury, and other compounds emitted into the air from electric power plants, which are the largest end-users of our coal. A series of more stringent requirements relating to particulate matter, ozone, haze, mercury, SO2, NOx and other air pollutants will, or are expected to, become effective in coming years. In addition, concerted conservation efforts that result in reduced electricity consumption could cause coal prices and sales of our coal to materially decline.
More stringent air emissions limitations may require significant emissions control expenditures for many coal-fired power plants and could have the effect of making coal-fired plants less profitable. As a result, some power plants may continue to switch to other fuels that generate less of these emissions or they may close. Any switching of fuel sources away from coal, closure of existing coal-fired plants, or reduced construction of new plants could have a material adverse effect on demand for and prices received for our coal.
It is possible that new environmental legislation or regulations may be adopted, or that existing laws or regulations may be differently interpreted or more stringently enforced, any of which could have a significant impact on our mining operations or our customers’ ability to use coal.
Recent developments in the regulation of GHG emissions and coal ash could materially adversely affect our customers’ demand for coal and our results of operations, cash flows and financial condition.
One major by-product of burning coal is the emission of CO2 into the atmosphere. In 2009, the EPA published the Endangerment Finding asserting that emissions of CO2 and other GHGs present an endangerment to public health and the environment, and the EPA has begun to regulate GHG emissions pursuant to the CAA. The EPA has finalized a rule to regulate GHG emissions from new power plants. The finalized standard requires CCS, a technology that is not yet commercially feasible without government subsidies and that has not been demonstrated in the marketplace. This requirement effectively prevents construction of new coal fired power plants. In August 2015, the EPA finalized GHG emissions regulations for modified and existing power plants. The rule for modified sources requires reducing GHG emissions from any modified or reconstructed source and could limit the ability of generators to upgrade coal-fired power plants, thereby reducing the demand for coal. The rule for existing sources proposes to establish different target emission rates for each state and has an overall goal to achieve a 32% reduction of CO2 emissions from 2005 levels by 2030. If upheld by courts, the regulation could lead to premature retirements of coal-fired electric generating units and significantly reduce the demand for coal.
In addition, many states and regions have adopted GHG initiatives, and there have been numerous protests of, and challenges to, the permitting of new coal-fired power plants by environmental organizations and state regulators due to concerns related to GHG emissions. Further, governmental agencies have been providing grants or other financial incentives to entities developing or selling alternative energy sources with lower levels of GHG emissions, which may lead to more competition from those entities. There have also been several public nuisance lawsuits brought against power, coal, oil and gas companies alleging that their operations are contributing to climate change. The plaintiffs are seeking various remedies, including punitive and compensatory damages and injunctive relief. While the U.S. Supreme Court recently determined that such claims cannot be pursued under federal law, plaintiffs may seek to proceed under state common law.
The enactment of these and other laws or regulations regarding emissions from the combustion of coal or other actions to limit such emissions, such as those discussed in Item 1-“Business-Regulation and Laws,” could result in electricity generators switching from coal to other fuel sources thereby reducing demand for our coal. The potential impact on us of future laws, regulations or other policies or circumstances will depend upon the degree to which any such laws, regulations or other policies or circumstances force electricity generators to diminish their reliance on coal as a fuel source. Such impacts could have a material adverse effect on our results of operations, cash flows and financial condition, as well as on our ability to meet our debt obligations.
Numerous political and regulatory authorities and governmental bodies, as well as environmental activist groups, are devoting substantial resources to anti-coal activities to minimize or eliminate the use of coal as a source of electricity generation, thereby further reducing the demand and pricing for coal and potentially materially and adversely impacting our future financial results, liquidity and growth prospects.
Concerns about the environmental and perceived global climate impacts of coal combustion are resulting in increased regulation of coal combustion, unfavorable lending policies by lending institutions and divestment efforts affecting the investment community, which could significantly affect demand for our products or our securities and our ability to obtain financing.

Global climate issues continue to attract significant public and scientific attention. Some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. Numerous reports, such as the the Fourth and Fifth Assessment Reports of the Intergovernmental Panel on Climate Change have expressed concern about the impacts of human activity, especially from fossil fuel combustion, on global climate issues. As a result, increasing government attention is being paid to global climate issues and to emissions of GHGs, including emissions of carbon dioxide from coal combustion by power plants.
Federal, state and local governments may pass laws mandating the use of alternative energy sources, such as wind power and solar energy, which may decrease demand for our coal products. The CPP is one of a number of recent developments aimed at limiting GHG emissions, which would adversely affect our ability to sell coal. Future regulation of GHG emissions in the U.S. could occur pursuant to future U.S. treaty obligations, statutory or regulatory changes at the federal, state or local level, or otherwise. In addition, Congress has extended certain tax credits for renewable sources of electric generation, which will increase the ability of these sources to compete with our coal products in the market. These actions could result in electricity generators further switching from coal to other fuel sources or additional coal-fueled power plant closures. See Item 1-“Business-Regulation and Laws.”
There have also been efforts in recent years affecting the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities and also pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. In California, for example, legislation was signed into law in October 2015 that requires California’s state pension funds to divest investments in companies that generate 50% or more of their revenue from coal mining by July 2017. Other activist campaigns have urged banks to cease financing coal-driven businesses. As a result, several major banks have enacted such policies. The impact of such efforts may adversely affect the demand for and price of securities issued by us, and impact our access to the capital and financial markets.
In addition, several well-funded non-governmental organizations have explicitly undertaken campaigns to minimize or eliminate the use of coal as a source of electricity generation. Collectively, these actions and campaigns could adversely impact our future financial results, liquidity and growth prospects.
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

Typically, we submit the necessary permit applications 12 to 30 months before we plan to mine a new area. Some of our required mining permits are becoming increasingly difficult to obtain within the timeframes to which we were previously accustomed, and in some instances, we have had to delay the mining of coal in certain areas covered by the application in order to obtain required permits and approvals. Permits could be delayed or become difficult to obtain in the future if the EPA continues its enhanced review of CWA permit applications, if the CWR becomes effective and is implemented, if OSM’s SPR is enacted as a final rule, or other federal or state rule or policy changes, such as changes to water quality standards occur. If the required permits are not issued or renewed in a timely fashion or at all, or if permits issued or renewed are conditioned in a manner that restricts our ability to efficiently and economically conduct our mining activities, we could suffer a material reduction in our production and our operations, and there could be a material adverse effect on our ability to produce coal profitably. See Item 1 - “Business-Regulation and Laws.”

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
Coal Reserves
As of December 31, 2016, we controlled approximately 567 million tons of proven and probable coal reserves. Our coal reserve estimates were prepared by Weir International, Inc., a mining and geological consultant. Our coal reserve estimates are based on data obtained from our drilling activities and other available geologic data and are updated to reflect past coal production and acquisitions of coal properties.
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
All of our proven and probable reserves are classified as thermal coal.

The following tables provide a summary of information regarding our coal reserves as of December 31, 2016, unless otherwise noted.

		Clean Recoverable Coal(Proven and Probable Reserves)(1)				Production			Quality Specifications (As Received)(2)
						Year Ended December 31,
Mines (Commenced Operations)	Mining Method (3)	Proven Reserves	Probable Reserves	Total		2016	2015	2014	Heat Value (Btu/ Lb)	SO2 Content (Lbs/ MMBtu)
			(Tons in thousands)
Active mines
Midway (July 2008)(5)	S	13,360	805	14,165	(4)	—	1,063	1,293	11,454	4.9
Equality Boot (September 2010)	S	11,597	18	11,615	(4)	1,645	2,169	2,803	11,458	5.1
Lewis Creek (June 2011)	S	7,016	203	7,219	(4)	945	817	971	11,323	4.8
Kronos Underground (September 2011)	U	29,191	1,739	30,930	(6)	2,137	2,440	2,515	11,747	4.6
Survant Underground (August 2015)	U	36,340	19,089	55,429	(4)	688	358	—	11,984	4.8
Total active mines		97,504	21,854	119,358		5,415	6,847	7,582
Additional reserves
Ken	S	17,166	3,854	21,020	(4)	—	—	—	11,808	5.0
Union/Webster	U	46,501	77,417	123,918		—	—	—	13,351	4.4
Thoroughbred	S/U	146,873	51,250	198,123		—	—	—	11,810	4.6
Other	S/U	78,932	25,173	104,105	(7)	474	1,227	1,763	11,623	5.4
Total additional reserves		289,472	157,694	447,166		474	1,227	1,763
Total		386,976	179,548	566,524		5,889	8,074	9,345

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

(4)
Of these reserves, 79.19% of the interests controlled by Armstrong Energy were leased from Thoroughbred as of December 31, 2016. Effective January 1, 2017, 100.0% of the reserves were leased from Thoroughbred.

(5)	The Midway mine was temporarily idled in December 2015.

(6)
Based on internal estimates, recoverable reserves are split among the three mines that will produce coal from the underground properties and coal reserves located in Ohio County, Kentucky that are owned by Thoroughbred and leased to Armstrong Energy (the Elk Creek Reserves).

(7)
Of these reserves, excluding an estimated 23.9 million tons of Elk Creek Reserves, 79.19% of the interests controlled by Armstrong Energy were leased from Thoroughbred as of December 31, 2016. Effective January 1, 2017, 100.0% of the reserves were leased from Thoroughbred.

	Clean Recoverable Tons (Proven and Probable Reserves)(1)
	Owned	Leased	Total		Primary Transportation Method
	(In thousands)
Midway (July 2008)(3)	—	14,165	14,165	(2)	Rail, barge & truck
Equality Boot (September 2010)	—	11,615	11,615	(2)	Barge
Lewis Creek (surface) (June 2011)	439	6,780	7,219	(2)	Rail, barge & truck
Kronos Underground (September 2011)	—	30,930	30,930	(4)	Rail, barge & truck
Survant Underground (August 2015)	—	55,429	55,429	(2)	Barge & truck
Total active mines	439	118,919	119,358

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

(2)
Of these reserves, 79.19% of the interests controlled by Armstrong Energy are leased from Thoroughbred as of December 31, 2016. Effective January 1, 2017, 100.0% of the reserves were leased from Thoroughbred.

(3)	The Midway mine was temporarily idled in December 2015.

(4)	Based on internal estimates, recoverable reserves are split among the three mines that will produce coal from the Elk Creek Reserves.
Item 3. Legal Proceedings
We are involved from time to time in various lawsuits and claims arising in the ordinary course of business. Although the outcomes of these lawsuits and claims are uncertain, we do not believe any of them will have a material adverse effect on our business, financial condition or results of operations. See Note 21, "Commitments and Contingencies," to our audited consolidated financial statements, included in Item 8 - "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for a discussion of significant legal matters.
Item 4. Mine Safety Disclosures
Information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Annual Report on Form 10-K.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
There is no established public trading market for our common stock. The majority of the issued and outstanding common stock of Armstrong Energy, Inc. is held by members of management or Yorktown. See Item 12 — “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” As of March 30, 2017, there were approximately 22 holders of record of our common stock.
We have not issued a dividend to any of our equity holders since our inception. The indenture governing our Notes contains covenants that limit our ability to pay dividends. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 6. Selected Financial Data
The following table presents our selected historical consolidated financial and operating data for the periods indicated for Armstrong Energy, Inc. and its subsidiaries. The selected historical financial data for the years ended December 31, 2016, 2015, 2014, 2013, and 2012, and the balance sheet data as of December 31, 2016, 2015, 2014, 2013, and 2012, are derived from the audited consolidated financial statements of Armstrong Energy, Inc.
Historical results are not necessarily indicative of results we expect in future periods. The following selected financial data should be read in conjunction with Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015(1)	2014	2013	2012
	(In thousands, except per ton amounts)
Results of Operations Data
Total revenues	$253,902	$360,900	$441,833	$415,282	$382,109
Costs and expenses	275,733	494,499	438,289	405,370	375,461
Operating (loss) income	(21,831)	(133,599)	3,544	9,912	6,648
Interest expense, net	(34,183)	(34,685)	(33,134)	(35,563)	(19,200)
Other (expense) income, net	(2,699)	5,486	758	579	(5,487)
Loss before income taxes	(58,713)	(162,798)	(28,832)	(25,072)	(18,039)
Income taxes	(117)	657	—	—	—
Net loss	(58,830)	(162,141)	(28,832)	(25,072)	(18,039)
Less: income (loss) attributable to non-controlling interest	—	—	—	—	—
Net loss attributable to common stockholders	$(58,830)	$(162,141)	$(28,832)	$(25,072)	$(18,039)

	Year Ended December 31,
	2016	2015(1)	2014	2013	2012
Balance Sheet Data (at period end)
Total assets	$334,155	$380,711	$524,734	$535,995	$551,970
Working capital	47,362	52,456	43,501	42,042	48,873
Total long-term debt(2)	207,257	211,910	196,176	195,126	195,557
Total stockholders’ (deficit) / equity	(93,807)	(35,281)	124,857	156,943	182,662
Other Data
Tons sold (unaudited)	5,958	7,791	9,419	9,266	8,521
Tons produced (unaudited)	5,889	8,074	9,345	9,315	8,663
Sales price per ton (unaudited)	$42.62	$46.32	$46.91	$44.82	$44.84
Net cash provided by (used in):
Operating activities	$3,010	$36,243	$41,145	$32,944	$30,769
Investing activities	(2,529)	(18,925)	(24,437)	(32,581)	(46,524)
Financing activities	(10,593)	(9,219)	(8,822)	(8,863)	56,307
Adjusted EBITDA(3) (unaudited)	33,224	68,483	61,760	58,156	50,854
Adjusted EBITDA is calculated as follows (unaudited):
Net loss	$(58,830)	$(162,141)	$(28,832)	$(25,072)	$(18,039)
Income taxes	117	(657)	—	—	—
Depreciation, depletion and amortization	31,040	47,259	46,512	38,838	35,410
Asset retirement obligation expenses	1,428	1,966	1,624	1,648	1,399
Non-cash production royalty to related party	7,121	7,879	8,269	6,761	5,695
Interest expense, net	34,183	34,685	33,134	35,563	19,200
Asset impairment and restructuring charges	4,431	138,679	—	—	—
Costs incurred evaluating strategic alternatives	2,389	—	—	—	—
Non-cash charge on settlement with Thoroughbred	10,542	—	—	—	—
Loss on extinguishment of debt	403	—	—	—	3,953
Non-cash employee benefit expense	419	668	1,127	—	—
Non-cash stock compensation expense (income)	(19)	145	(74)	418	697
Loss on settlement of interest rate swap	—	—	—	—	1,409
Loss on deferment of equity offering	—	—	—	—	1,130
	$33,224	$68,483	$61,760	$58,156	$50,854

(1)
Due to the challenging market conditions, our 2015 results were negatively impacted. As a result, we recognized asset impairment and restructuring charges of $138.7 million. See Note 4, "Asset Impairment and Restructuring Charges," to our audited consolidated financial statements, included in Item 8 - "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

(2)
Amount does not include $147.5 million, $128.8 million, $110.7 million, $106.3 million and $98.4 million of certain long-term obligations to Thoroughbred as of December 31, 2016, 2015, 2014, 2013 and 2012, respectively, which are characterized as financing transactions due to our continuing involvement in the lease of the related land and mineral reserves.

(3)
Adjusted EBITDA is a non-GAAP financial measure, and, when analyzing our operating performance, investors should use Adjusted EBITDA in addition to, and not as an alternative for, operating income (expense) and net income (loss) (each as determined in accordance with GAAP). We use Adjusted EBITDA as a supplemental financial measure.

Adjusted EBITDA is defined as net income (loss) before deducting net interest expense, income taxes, depreciation, depletion and amortization, asset retirement obligation expenses, costs incurred evaluating strategic alternatives, non-cash production royalty to related party, asset impairment and restructuring charges, non-cash charge on settlement with Thoroughbred, loss on settlement of interest rate swap, loss on deferment of equity offering, non-cash stock compensation expense (income), non-cash employee benefit expense, and (gain) loss on extinguishment of debt.
Adjusted EBITDA, as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP. There are significant limitations to using Adjusted EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring and non-recurring items that materially affect our net income or loss, the lack of comparability of results of operations of different companies and the different methods of calculating Adjusted EBITDA reported by different companies. Adjusted EBITDA should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.
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
Overview
Armstrong Energy is a producer of low chlorine, high sulfur thermal coal from the Illinois Basin, with both surface and underground mines. We market our coal primarily to proximate and investment-grade electric utility companies as fuel for their steam-powered generators. Based on 2016 production, we are the sixth largest producer in the Illinois Basin and the second largest in Western Kentucky. We were formed in 2006 to acquire and develop a large coal reserve holding. We commenced production in the second quarter of 2008 and currently operate five mines, including three surface and two underground. We control approximately 567 million tons of proven and probable coal reserves. We also own and operate three coal processing plants, which support our mining operations. From our reserves, we mine coal from multiple seams that, in combination with our coal processing facilities, enhance our ability to meet customer requirements for blends of coal with different characteristics. The locations of our coal reserves and operations, adjacent to the Green River, together with our river dock coal handling and rail loadout facilities, allow us to optimize coal blending and handling, and provide our customers with rail, barge and truck transportation options.
We market our coal primarily to large utilities with coal-fired, base-load, scrubbed power plants under multi-year coal supply agreements. Our multi-year coal supply agreements usually have specific volume and pricing arrangements for each year of the agreement. These agreements allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices. At December 31, 2016, we had multi-year coal supply agreements with remaining terms ranging from one to four years, and we are contractually committed to sell 5.3 million tons of coal in 2017.
For each of 2016 and 2015, we produced 5.9 million and 8.1 million tons of coal, respectively, and, during the same periods, we sold 6.0 million and 7.8 million tons of coal, respectively. For the year ended December 31, 2016, our revenue from coal sales was $253.9 million, and we generated an operating loss of $21.8 million, net loss of $58.8 million, and Adjusted EBITDA of $33.2 million. Our revenue, operating loss, net loss and Adjusted EBITDA for the year ended December 31, 2015 were $360.9 million, $133.6 million, $162.1 million, and $68.5 million, respectively.
Our principal expenses related to the production of coal are labor and benefits, equipment, materials and supplies (explosives, diesel fuel and electricity), maintenance, royalties and state and federal severance taxes. Unlike some of our competitors, we employ a completely non-union workforce. Many of the benefits of our non-union workforce are related to higher productivity and are not necessarily reflected in our direct costs. In addition, while we typically do not pay our customers’ transportation costs, they may be substantial and are often the determining factor in a coal consumer’s contracting decision. The location of our coal reserves and current operations, adjacent to the Green River, together with our river dock coal handling and rail loadout facilities, allow us to optimize coal blending and handling and provide our customers with rail, barge and truck transportation options.
Going Concern
We have experienced recurring losses from operations, which has led to a substantial decline in cash flows from operating activities for the year ended December 31, 2016. Our current operating plan indicates that we will continue to incur losses from operations and generate negative cash flows from operating activities. In addition, we entered into a settlement agreement with Thoroughbred, effective March 29, 2017, whereby we agreed, among other things, to begin paying Thoroughbred all production royalties earned on or after January 1, 2017 in cash (see " - Recent Developments" for more information with respect to the settlement agreement). Our continuing operating losses, negative cash flow projections and other liquidity risks raise substantial doubt about whether we will meet our obligations as they become due within one year after the date of this report. As a result of this, as well as the continued uncertainty around future coal fundamentals, we have concluded there exists substantial doubt regarding our ability to continue as a going concern.
The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The consolidated financial statements for the year ended December 31, 2016 do not include any adjustments that may result from uncertainty related to our ability to continue as a going concern.  The report from our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2016 includes an explanatory paragraph regarding our ability to continue as a going concern.
Due to our current financial outlook, we have undertaken steps to preserve our liquidity and manage operating costs, including controlling capital expenditures. Beginning in 2015, we undertook steps to enhance our financial flexibility and reduce cash outflows in the near term, including a streamlining of our cost structure and anticipated reductions in production volumes and capital expenditures. In addition, we are actively negotiating a restructuring with advisers to certain Holders of the Notes, who collectively beneficially own or manage in excess of 75% of the aggregate principal amount of the Notes.
We have engaged financial and legal advisers to assist us in restructuring our capital structure and evaluating other potential alternatives to address the impending liquidity constraints. However, there can be no assurance that any restructuring will be possible on acceptable terms, if at all. It may be difficult to come to an agreement that is acceptable to all of our creditors. Our failure to reach an agreement on the terms of a restructuring with our creditors would have a material adverse effect on our liquidity, financial condition and results of operations. In addition, if a successful restructuring with the holders of the Notes is not achieved, it may be necessary for us to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring, or our creditors could force us into an involuntary bankruptcy or liquidation.

For more information on the specific risks we face due to the above, see Item 1A - “Risk Factors.”
Recent Developments
Claim of Event of Default by Bondholders
On December 30, 2016, Rhino Holdings, an entity wholly-owned by Yorktown, together with Rhino, Royal, and Rhino GP entered into the Option, pursuant to which Rhino received a call option, and Rhino Holdings received a put option, on all of the outstanding Company stock currently held by Yorktown, the majority owner of our outstanding common stock, under certain circumstances. The Option provides that Rhino can exercise the Option after 60 days following entry of an agreement regarding the restructuring of the Notes, but in no event earlier than January 1, 2018 and no later than December 31, 2019. In exchange for Rhino Holdings granting Rhino the Option to purchase Yorktown’s holdings of Armstrong Energy stock, Rhino issued 5.0 million common units to Rhino Holdings upon the execution of the Option.
 In connection with entry into the Option by the aforementioned parties, on February 2, 2017, we received notice from legal counsel representing certain of the Holders of the Notes that the Holders believe entry into the Option by the third-parties constitutes a Change of Control, as defined in the Indenture governing the Notes, and that an Event of Default occurred, as defined in the Indenture, when we failed to offer to purchase the Notes within 30 days following the purported Change of Control.  However, counsel for the Holders also advised us that the Holders are not currently pursuing remedies under the Indenture related to the alleged Event of Default, but reserve their rights to do so at a future time. In addition, certain of our financing agreements include cross-default or cross-event of default provisions, which, if the aforementioned assertions were proven to be accurate, would result indirectly in an event of default under such financing arrangements.
We believe that neither a Change of Control nor an Event of Default as defined in the Indenture has occurred. To that end, we have advised legal counsel for the Holders that we dispute the allegations. No further action associated with these claims has been taken to date by us or the Holders.
Settlement Agreement with Thoroughbred
On December 16, 2016, we received notification from legal counsel for Thoroughbred Holdings, the general partner of Thoroughbred, disputing the calculation of deferred royalties and valuation of Jointly-Owned Property to be transferred pursuant to the terms of the Royalty Agreement. In the December 16th correspondence, counsel for Thoroughbred Holdings asserted that certain third-party valuations prepared in order to ascertain the amount of the Jointly-Owned Property to be transferred from us to Thoroughbred pursuant to the Royalty Agreement to satisfy production royalties due to Thoroughbred were inaccurate for fiscal year 2016 and prior years. Therefore, according to Thoroughbred, its ownership in the Jointly-Owned Property would have reached 100% during or prior to fiscal year 2016.
We promptly notified Thoroughbred that we disputed these assertions and requested information supporting Thoroughbred’s arguments. Following our request, in a letter dated January 6, 2017, Thoroughbred Holding’s CEO advised us that Thoroughbred, based on its analysis, concluded that our valuation of the remaining Jointly-Owned Property was significantly overstated, and using its valuation methodology, Thoroughbred would have been entitled to 100% ownership of the Jointly-Owned Property during the first half of 2016. Therefore, according to Thoroughbred’s calculations, cash payment of production royalties was required for a portion of the royalties incurred during 2016 and thereafter. In addition, Thoroughbred questioned several of the inputs utilized in the valuation by us during prior years, therefore challenging the validity of the prior land and reserve transfers.
By subsequent letter dated February 15, 2017, Thoroughbred clarified that its valuation analysis ascertained that the fair market value of the entirety of the Jointly-Owned Property as of December 31, 2016 was not more than $35 million. In addition, Thoroughbred insisted that applying more conservative inputs to the valuations of prior periods resulted in the underpayment of production royalties by not less than $26.0 million and potentially in excess of $40.0 million through December 31, 2016. Thoroughbred’s counsel, by separate letter dated February 15, 2017, also took exception to our calculation of the amount of deferred royalties for the year ended December 31, 2016, the amount of certain offsets from these deferred royalties by amounts due from Thoroughbred to us pursuant to an Administrative Services Agreement, and the offset of certain production royalties that we have overpaid to Thoroughbred on properties other than the Jointly-Owned Property. We subsequently notified Thoroughbred of our continued disagreement with their claims.
Following a series of negotiations, Armstrong and certain of its affiliates, and Thoroughbred Holdings and certain of its affiliates, entered into the Settlement Agreement, effective March 29, 2017, to resolve all of these claims and to avoid the uncertainties of a potential lengthy arbitration. Under the terms of the Settlement Agreement, in exchange for our transfer of a 20.81% undivided interest in the transferable Jointly-Owned Property, we and Thoroughbred Holdings agreed to mutual waivers and releases related to the Royalty Agreement, the payment of production royalties or any other sums due under the leases prior to January 1, 2017, and the Administrative Services Agreement. Thoroughbred also waived and released any prior claims against us for lost or wasted coal or mining practices and operational decisions made by us; any other demands, claims, or assertions set forth in the various communications from Thoroughbred Holdings and its legal counsel to us; and any other claims arising from our administration of the leases prior to January 1, 2017. In addition, we agreed to begin paying Thoroughbred all production royalties earned on or after January 1, 2017 in cash pursuant to the existing lease terms, with royalties earned for January and February 2017 totaling $2.7 million being paid on March 31, 2017.
As a result of the Settlement Agreement, we recognized a non-cash charge in the year ending December 31, 2016 totaling $10.5 million related to the 9.86% increase in the Jointly-Owned Property transferred to resolve the aforementioned disputes. The 9.86% interest in the Jointly-Owned Property represents production royalties that were expected to be earned by Thoroughbred in the first half of 2017, which would have resulted in Thoroughbred’s interest in the Jointly-Owned Property reaching 100.0%. Effective with the execution of the Settlement Agreement, amounts accrued to Thoroughbred totaling $11.7 million as of December 31, 2016 were forgiven as consideration for the transfer of the remaining interest in the Jointly-Owned Property. In addition, the Jointly-Owned Property that was the subject of the dispute has been leased and/or subleased by Thoroughbred to us in exchange for a production royalty effective January 1, 2017. As a result of our continuing involvement in the land and mineral reserves transferred to Thoroughbred, this transaction is accounted for as a financing arrangement, and, therefore, will result in an increase to the long-term obligation to Thoroughbred totaling $22.2 million during the first quarter of 2017.
Production Rationalization
On April 22, 2016, WARN Act notices were delivered to employees of one of our mining operations and related preparation plant in anticipation of closing the Parkway underground mine. During the second quarter of 2016, the decision was made to continue operating the Parkway underground mine until all economically recoverable coal was depleted and, in October 2016, the mine ultimately depleted its economically recoverable reserves and ceased production. This mine shipped approximately 0.5 million tons of coal during 2016.
We continue to evaluate our operations and cost structure, and we will continue to take actions to respond quickly to changing and challenging market conditions, including a reduction of general and administrative (G&A) expenses and overhead costs throughout the Company.
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

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per ton amounts)
Tons of Coal Produced	5,889	8,074	9,345
Tons of Coal Sold	5,958	7,791	9,419
Average Sales Price Per Ton	$42.62	$46.32	$46.91
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

The following table provides summary information for the dates indicated relating to our cost of coal sales per ton produced:

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per ton amounts)
Tons of Coal Sold	5,958	7,791	9,419
Average Sales Price Per Ton	$42.62	$46.32	$46.91
Cost of Coal Sales Per Ton	$34.85	$36.31	$38.46
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before deducting net interest expense, income taxes, depreciation, depletion and amortization, asset retirement obligation expenses, costs incurred evaluating strategic alternatives, non-cash production royalty to related party, asset impairment and restructuring charges, non-cash charge on settlement with Thoroughbred, loss on settlement of interest rate swap, loss on deferment of equity offering, non-cash stock compensation expense (income), non-cash employee benefit expense, and (gain) loss on extinguishment of debt.
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
Recent Trends and Economic Factors Affecting the Coal Industry
Coal consumption and production in the United States have been driven in recent periods by several market dynamics and trends. According to the EIA, total coal consumption in the United States in 2016 decreased by approximately 67 million tons, or 8.3%, from 2015 levels. The decrease in U.S. domestic coal consumption during 2016 was primarily a function of decreased consumption in the electric power sector due to low natural gas prices, high inventory levels at utilities, and an increase in retirements of coal fired power plants. However, according to the EIA, coal is expected to remain a major source for electric power generation in the near term.
Results of Operations

Summary
The following table presents certain of our historical consolidated financial data for the periods indicated. The following table should be read in conjunction with Item 6 – “Selected Financial Data.”

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per ton amounts)
Results of Operations Data
Total revenues	$253,902	$360,900	$441,833
Costs and expenses:
Costs of coal sales	207,630	282,903	362,294
Production royalties to related party	7,121	7,879	8,269
Depreciation, depletion and amortization	31,040	47,259	46,512
Asset retirement obligation expenses	1,428	1,966	1,624
Asset impairment and restructuring charges	4,431	138,679	—
Non-cash charge on settlement with Thoroughbred	10,542	—	—
General and administrative expenses	13,541	15,813	19,590
Total costs and expenses	275,733	494,499	438,289
Operating (loss) income	(21,831)	(133,599)	3,544
Interest expense, net	(34,183)	(34,685)	(33,134)
Other, net	(2,699)	5,486	758
Loss before income taxes	(58,713)	(162,798)	(28,832)
Income taxes	(117)	657	—
Net loss	(58,830)	(162,141)	(28,832)
Less: income attributable to non-controlling interest	—	—	—
Net loss attributable to common stockholders	$(58,830)	$(162,141)	$(28,832)
Other Data (1)
Adjusted EBITDA (unaudited)	$33,224	$68,483	$61,760
Adjusted EBITDA per ton sold (unaudited)	5.58	8.79	6.56

(1)
Adjusted EBITDA is a non-GAAP financial measure which represents net income (loss) before deducting net interest expense, income taxes, depreciation, depletion and amortization, asset retirement obligation expenses, costs incurred evaluating strategic alternatives, non-cash production royalty to related party, asset impairment and restructuring charges, non-cash charge on settlement with Thoroughbred, loss on settlement of interest rate swap, loss on deferment of equity offering, non-cash stock compensation expense (income), non-cash employee benefit expense, and (gain) loss on extinguishment of debt.

(2)	For these purposes, “GAAP” refers to U.S. generally accepted accounting principles. Please see Item 6 – “Selected Financial Data” for a reconciliation of Adjusted EBITDA to net income (loss).
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Overview
We reported revenue of $253.9 million for the year ended December 31, 2016, compared to $360.9 million for the year ended December 31, 2015. Coal sales decreased 23.5% to 6.0 million tons in 2016, compared to 7.8 million tons in the prior year. Our average sales price per ton in the year ended December 31, 2016 totaled $42.62 per ton, as compared to $46.32 per ton for the prior year. Our net loss and Adjusted EBITDA for 2016 totaled $58.8 million and $33.2 million, respectively, as compared to net loss and Adjusted EBITDA for 2015 of $162.1 million and $68.5 million, respectively.
Coal Production, Sales Volume, and Sales Price per Ton
Our coal production in 2016 of approximately 5.9 million tons decreased from production levels in 2015 of 8.1 million tons. For the years ended December 31, 2016 and 2015, we sold 6.0 million tons and 7.8 million tons, respectively. The decrease in overall production and corresponding decline in sales volumes is directly related to the decline in market demand driven by strict governmental regulations, increased competition from natural gas, and oversupply in the domestic coal market. In order to address the deterioration in market demand, effective December 31, 2015, we temporarily idled the Midway mine, reduced operations at our Parkway underground mine, which ultimately closed in October 2016, and reduced the workforce at the related preparation plants. Partially offsetting the production decreases was the completion of the Survant underground mine in August 2015, which produced 0.7 million tons during the year ended December 31, 2016.
Our average sales price per ton decreased to $42.62 for the year ended December 31, 2016, from $46.32 for 2015. The decrease in 2016 is primarily due to the renewal of sales contracts at less favorable prices, as well as unfavorable transportation adjustments included as a component of the price in certain of our long-term coal supply agreements as a result of declining diesel prices experienced during 2016 when compared to 2015.
Revenue
Our coal sales revenue for the year ended December 31, 2016 decreased by $107.0 million, or 29.6%, to $253.9 million, as compared to $360.9 million for the year ended December 31, 2015. This decrease is primarily attributable to an unfavorable volume variance of approximately $84.9 million year-over-year due to lower contracted amounts in the current year from lower market demand. In addition, we experienced an unfavorable price variance of approximately $22.1 million, primarily due to lower overall contract pricing and unfavorable transportation adjustments during 2016 when compared to 2015.
Cost of Coal Sales
Cost of coal sales decreased 26.6% to $207.6 million in the year ended December 31, 2016, from $282.9 million in 2015. The decline is primarily attributable to selling 1.8 million tons less coal during the year ended December 31, 2016, as compared to 2015. On a per ton basis, our cost of coal sales decreased during the year ended December 31, 2016, as compared to 2015, from $36.31 per ton to $34.85 per ton. This decrease in the per ton amounts is due to lower repairs, maintenance and supplies costs at our underground mines, lower diesel fuel costs, favorable equipment lease and rental expenses, and lower blasting expenses at our surface operations due to a higher amount of unconsolidated overburden.
Production Royalty to Related Party
Production royalty to related party was $7.1 million and $7.9 million for the years ended December 31, 2016 and 2015, respectively. This amount relates to production royalties earned by our affiliate, Thoroughbred, from sales originating from our Kronos underground mine (where the mineral reserves are leased directly from Thoroughbred). The reduction is primarily due to sales volume declines experienced at our Kronos underground mine during the current year, partially offset by higher average sales prices in 2016 from coal sales originating from the Kronos underground mine due to customer mix, as compared to 2015.
Depreciation, Depletion and Amortization
DD&A expense decreased by $16.2 million, or 34.3%, to $31.0 million during the year ended December 31, 2016, as compared to 2015, where such favorable variance was driven by the reduced depreciable base subsequent to the impairment charge recognized in the third quarter of 2015, accelerated depreciation in the prior year of the capitalized mine development costs associated with the Lewis Creek underground mine resulting from the closure of the mine in the first quarter of 2015, and a decline in depletion from mining fewer tons in 2016.
Asset Retirement Obligation Expenses
Asset retirement obligation expenses decreased by $0.5 million, or 27.4%, to $1.4 million during the year ended December 31, 2016, as compared to 2015. The decrease is primarily attributable to changes in asset retirement cost estimates based on revisions to discount rates, reserve valuations and projected mine lives.
Asset Impairment and Restructuring Charges
Asset impairment and restructuring charges were $4.4 million and $138.7 million for the years ended December 31, 2016 and 2015, respectively. The current year charge related to certain advance royalties that could no longer be recouped, while the prior year charge was primarily associated with the write-down of the carrying value of our long-lived assets to their estimated fair value. Refer to Note 4, “Asset Impairment and Restructuring Charges,” to our audited consolidated financial statements, included in Item 8 - “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for further information regarding the nature and composition of those charges.
Non-Cash Charge on Settlement with Thoroughbred

Non-cash charge on settlement with Thoroughbred totaled $10.5 million for the year ended December 31, 2016, which related to the resolution of a dispute with Thoroughbred involving certain related-party transactions. Refer to Note 13, “Related-Party Transactions,” to our audited consolidated financial statements, included in Item 8 - “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for further information regarding the nature of the charge.
General and Administrative Expenses
G&A expenses were $13.5 million for the year ended December 31, 2016, which was $2.3 million, or 14.4%, lower than the year ended December 31, 2015. The decrease in the year ended December 31, 2016, as compared to 2015, is due primarily to lower labor and benefits expense ($1.4 million) and insurance costs ($0.8 million).
Interest Expense, Net
Interest expense, net is derived from the following components:

	Year Ended December 31,
	2016	2015
	(In thousands)
11.75% Senior Secured Notes due 2019	$23,500	$23,500
Long-term obligation to related party	7,604	10,049
Other, net	3,705	3,123
Capitalized interest	(626)	(1,987)
Total	$34,183	$34,685
Interest expense, net was $34.2 million for the year ended December 31, 2016, as compared to $34.7 million for the year ended December 31, 2015. The decrease is principally attributable to a decrease in the effective interest rate on the long-term obligation to related party due to revisions in the mine plan at December 31, 2015, partially offset by the increase in the average principal balance of the long-term obligation to related party from the completion of the reserve transfers to Thoroughbred in May 2015 and June 2016, which increased the principal balance on the obligation by $18.2 million and $16.4 million, respectively. In addition, partially offsetting the decline in interest expense is the recognition of a lesser amount of capitalized interest and an increase in interest expense associated with other long-term debt due to an increase in the average outstanding obligation in the current year, as compared to the same period of 2015.
Other, Net
Other, net for the year ended December 31, 2016 was expense of $2.7 million, as compared to income of $5.5 million for the year ended December 31, 2015. The decrease is primarily due to a $4.5 million refund during the second quarter of 2015 for a portion of Kentucky sales and use taxes paid on the purchase of certain energy and energy producing fuels for the period of 2008 through 2013. In addition, for the year ended December 31, 2016, we recognized costs associated with evaluating strategic alternatives of $2.4 million, incurred a loss on partial disposal of our equity investment in Thoroughbred of $0.3 million, and recognized a loss of $0.4 million associated with the termination of the Revolving Credit Facility.
Net Loss
Net loss for the year ended December 31, 2016 was $58.8 million, as compared to $162.1 million for the same period of 2015. The variance is driven primarily by the asset impairment and restructuring charge of $138.7 million taken in the prior year. Excluding the impact of the prior year asset impairment and restructuring charge, net loss increased by $35.4 million. The variance is driven by a decline in gross margin in the current year, the impairment charges recognized in 2016, the non-cash charge on the settlement with Thoroughbred recognized in 2016, and the refund in the second quarter of 2015 of certain previously paid Kentucky sales and use taxes, partially offset by lower DD&A and G&A expenses in the current year.
Adjusted EBITDA
Our Adjusted EBITDA for the year ended December 31, 2016 was $33.2 million, as compared to $68.5 million for the year ended December 31, 2015. The decrease in Adjusted EBITDA resulted primarily from a decline in gross margin of $31.7 million resulting from lower sales volume and average pricing in 2016, as compared to 2015, and the refund in the second quarter of 2015 of certain previously paid Kentucky sales and use taxes. Such reduction was partially offset by lower G&A expenses, exclusive of stock compensation expense, experienced in the current year.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Overview
We reported revenue of $360.9 million for the year ended December 31, 2015, compared to $441.8 million for the year ended December 31, 2014. Coal sales decreased 17.3% to 7.8 million tons in 2015, compared to 9.4 million tons in 2014. Our average sales price per ton in the year ended December 31, 2015 totaled $46.32 per ton, as compared to $46.91 per ton for the prior year. Our net loss and Adjusted EBITDA for 2015 totaled $162.1 million and $68.5 million, respectively, as compared to net loss and Adjusted EBITDA for 2014 of $28.8 million and $61.8 million, respectively.
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
Production Royalty to Related Party
Production royalty to related party was $7.9 million and $8.3 million for the years ended December 31, 2015 and 2014, respectively. This amount relates to production royalties earned by our affiliate, Thoroughbred, from sales originating from our Kronos underground mine (where the mineral reserves are leased directly from Thoroughbred). Sales volume declines experienced at our Kronos underground mine during the year ended December 31, 2015, along with slightly lower average prices in the current year, resulted in the decline in the production royalty earned by Thoroughbred in the year ended December 31, 2015, as compared to 2014.
Depreciation, Depletion and Amortization

DD&A expense increased by $0.7 million, or 1.6%, to $47.3 million during the year ended December 31, 2015, as compared to 2014. The increase is primarily due to the accelerated depreciation of the capitalized mine development costs associated with the Lewis Creek underground mine resulting from the closure of the mine in the first quarter of 2015 and the impact of the revision during the first quarter of 2015 to the useful lives of a portion of the machinery and equipment associated with certain of our surface mines. The increase was partially offset by lower depletion expense associated with reduced mine output in 2015 and lower DD&A in the fourth quarter of 2015 from the reduced depreciable base subsequent to the impairment charge recognized in the third quarter of 2015.
Asset Retirement Obligation Expenses
Asset retirement obligation expenses increased by $0.3 million, or 21.1%, to $2.0 million during the year ended December 31, 2015, as compared to 2014. The increase is primarily attributable to changes in asset retirement cost estimates based on revisions to discount rates, reserve valuations and projected mine lives.
Asset Impairment and Restructuring Charges
Asset impairment and restructuring charges were $138.7 million for the year ended December 31, 2015 and consisted of long-lived asset impairments of $137.7 million related to mineral rights and other property, plant, and equipment and employee termination benefits of $1.0 million. Refer to Note 4, “Asset Impairment and Restructuring Charges,” to our audited consolidated financial statements, included in Item 8 - “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for further information regarding the nature and composition of those charges.
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
Liquidity and Capital Resources
Liquidity
The principal indicators of our liquidity are our cash on hand and, prior to its termination, availability under our Revolving Credit Facility. As more fully described below, we terminated our Revolving Credit Facility effective November 14, 2016. Our available liquidity as of December 31, 2016 was $57.5 million, which was comprised solely of cash on hand.
Our business is capital intensive and requires substantial capital expenditures for purchasing, upgrading and maintaining equipment used in mining our reserves, as well as complying with applicable environmental laws and regulations. Our principal liquidity requirements are to finance current operations; fund capital expenditures, including acquisitions from time to time; satisfy reclamation obligations; and service our debt. Historically, our primary sources of liquidity to meet these needs have been cash generated by our operations, and to a lesser extent, borrowings under our credit facilities and contributions from our equity holders.
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
We have experienced recurring losses from operations, which has led to a substantial decline in cash flows from operating activities for the year ended December 31, 2016. Our current operating plan indicates that we will continue to incur losses from operations and generate negative cash flows from operating activities. In addition, we entered into a settlement agreement with Thoroughbred, effective March 29, 2017, whereby we agreed, among other things, to begin paying Thoroughbred all production royalties earned on or after January 1, 2017 in cash (see " - Recent Developments" for more information with respect to the settlement agreement). Our continuing operating losses, negative cash flow projections and other liquidity risks raise substantial doubt about whether we will meet our obligations as they become due within one year after the date of this report. As a result of this, as well as the continued uncertainty around future coal fundamentals, we have concluded there exists substantial doubt regarding our ability to continue as a going concern.
The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The consolidated financial statements for the year ended December 31, 2016 do not include any adjustments that may result from uncertainty related to our ability to continue as a going concern.  Additionally, the report from our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2016 includes an explanatory paragraph regarding our ability to continue as a going concern.
Due to our current financial outlook, we have undertaken steps to preserve our liquidity and manage operating costs, including controlling capital expenditures. Beginning in 2015, we undertook steps to enhance our financial flexibility and reduce cash outflows in the near term, including a streamlining of our cost structure and anticipated reductions in production volumes and capital expenditures. In addition, we are actively negotiating a restructuring with advisers to certain Holders of the Notes, who collectively beneficially own or manage in excess of 75% of the aggregate principal amount of the Notes.

We have engaged financial and legal advisers to assist us in restructuring our capital structure and evaluating other potential alternatives to address the impending liquidity constraints. However, there can be no assurance that any restructuring will be possible on acceptable terms, if at all. It may be difficult to come to an agreement that is acceptable to all of our creditors. Our failure to reach an agreement on the terms of a restructuring with our creditors would have a material adverse effect on our liquidity, financial condition and results of operations. In addition, if a successful restructuring with the holders of the Notes is not achieved, it may be necessary for us to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring, or our creditors could force us into an involuntary bankruptcy or liquidation.
Our long-term debt consisted of the following as of the dates indicated:

	December 31,
Type	2016	2015
	(In thousands)
11.75% Senior Secured Notes due 2019	$191,191	$195,419
Other	16,066	23,020
	207,257	218,439
Less: current maturities	8,217	8,402
Total long-term debt	$199,040	$210,037
Senior Secured Notes due 2019
On December 21, 2012, we completed the $200.0 million Notes offering. The Notes were issued at an original issuance discount (OID) of 96.567%. The OID was recorded on our balance sheet as a component of long-term debt, and is being amortized to interest expense over the life of the Notes. As of December 31, 2016 and 2015, the unamortized OID was $3.6 million and $4.6 million, respectively. We incurred $8.4 million of deferred financing fees related to the Notes, which have been capitalized and are being amortized over the life of the Notes.
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
Upon the occurrence of an event of a Change of Control (as defined in the indenture governing the Notes), unless we have exercised our right to redeem the Notes, we will be required to make an offer to purchase the Notes at a redemption price of 101.000%, plus accrued and unpaid interest to the date of repurchase.
Subject to certain customary release provisions, the Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by us and substantially all of our current and future domestic restricted subsidiaries (as defined). They are also secured, subject to certain exceptions and permitted liens, on a first-priority basis by substantially all of our and the guarantors’ assets that do not secure the Revolving Credit Facility (see below), or any successor or replacement credit facility, on a first-priority basis. Subject to certain exceptions and permitted liens, the Notes will also be secured on a second-priority basis by a lien on the assets securing our obligations under the Revolving Credit Facility, or any successor or replacement credit facility, on a first-priority basis.
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
On February 2, 2017, we received notice from legal counsel representing certain of the Holders of the Notes regarding an alleged Event of Default. See Note 21, "Commitments and Contingencies," to our audited consolidated financial statements, included in Item 8 - “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for further information regarding this claim.

Revolving Credit Facility
Concurrently with the closing of the Notes offering on December 21, 2012, we entered into the Revolving Credit Facility, an asset-based revolving credit facility. The Revolving Credit Facility, which was subsequently terminated in November 2016, provided for a five-year, $50.0 million revolving credit facility that would expire on December 21, 2017. Borrowings under the Revolving Credit Facility may not exceed a borrowing base, as defined within the agreement. In addition, the Revolving Credit Facility included a $10.0 million letter of credit sub-facility and a $5.0 million swingline loan sub-facility. As of December 31, 2015, we had $16.7 million available for borrowing under the facility. We incurred $1.2 million of deferred financing fees related to the Revolving Credit Facility that were capitalized and amortized to interest expense over the life of the facility.
Interest and Fees
Borrowings under the Revolving Credit Facility bore interest, at our option, at a rate based on (i) LIBOR, plus a margin ranging from 3.5% to 4.0%, or (ii) a base rate, plus a margin ranging from 2.5% to 3.0%. Margins could be increased by 2.0% per annum during the existence of any event of default. We were also required to pay certain other fees with respect to the Revolving Credit Facility, including: (i) an unused commitment fee ranging from 0.50% to 0.375% in respect of unutilized commitments, (ii) a fronting fee equal to 0.25% per annum of the amount of outstanding letters of credit and (iii) customary annual administration fees.
Collateral and Guarantors
The Revolving Credit Facility was secured by substantially all of our and our subsidiaries’ assets (other than certain excluded assets), with (i) a first priority lien on the ABL Priority Collateral (as defined) and (ii) a second priority lien on the Notes Priority Collateral (as defined). The Revolving Credit Facility was also guaranteed on a full and unconditional basis by our same subsidiaries that guarantee the Notes.
Restrictive Covenants and Other Matters
The Revolving Credit Facility included customary covenants that, subject to certain exceptions, restricted our ability and the ability of our subsidiaries to, among other things, incur indebtedness (including capital leases), create liens on assets, make investments, loans, guarantees, advances or acquisitions, pay dividends and distributions, liquidate, merge or consolidate, divest assets, engage in certain transactions with affiliates, create joint ventures or subsidiaries, change the nature of our business, change our fiscal year, issue stock, amend organizational documents, make capital expenditures and provide negative pledges on assets. In addition, at any time when (i) undrawn availability is less than the greater of (a) $10.0 million or (b) an amount equal to 20% of the borrowing base or (ii) an event of default had occurred and was continuing, we would have been required to maintain a fixed charge coverage ratio, calculated as of the end of each calendar month for the twelve months then ended, greater than 1.0 to 1.0. The fixed charge coverage ratio was defined as the ratio of consolidated EBITDA to fixed charges, which includes the sum of unfinanced capital expenditures, scheduled principal payments on indebtedness, cash interest payments, dividends, and cash taxes.
The Revolving Credit Facility also contained customary affirmative covenants and events of default. If an event of default occurred, the lenders under the Revolving Credit Facility would be entitled to take various actions, including the acceleration of amounts due under the facility and all actions permitted to be taken by a secured creditor.
During 2016, our fixed charge coverage ratio was less than 1.0-to-1.0, which would have required us to maintain minimum availability greater than $10.0 million if any amounts were drawn on the Revolving Credit Facility. Since its inception, we had not borrowed under the Revolving Credit Facility, and, therefore, were not subject to the requirements of the financial covenants included within the agreement. Due to the restrictions imposed as a result of not maintaining the minimum fixed charge coverage ratio, we made the decision to terminate the Revolving Credit Facility effective November 14, 2016. Pursuant to this termination, we recognized a loss of $0.4 million, which is included as a component of "Other, net" in the consolidated statement of operations, to write-off the remaining unamortized deferred financing costs associated with the Revolving Credit Facility.
Cash Flows
The following table reflects cash flows for the applicable periods:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net cash provided by (used in):
Operating Activities	$3,010	$36,243	$41,145
Investing Activities	$(2,529)	$(18,925)	$(24,437)
Financing Activities	$(10,593)	$(9,219)	$(8,822)
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net cash provided by operating activities was $3.0 million for the year ended December 31, 2016, a decrease of $33.2 million from net cash provided by operating activities of $36.2 million for 2015. Operating results were negatively impacted during the year ended December 31, 2016 due to a decline in gross margin resulting primarily from lower shipments and average pricing during this period, as compared to 2015. Offsetting this decline is a reduction in DD&A and G&A expenses. Positively impacting cash flows from operations for the year ended December 31, 2016 was an increase in the net related party liabilities of $14.3 million due to the deferment of amounts owed to our affiliate, Thoroughbred, including interest and royalties earned on leased reserves, and a decrease in inventory due to the timing of shipments. Negatively impacting operating cash flows was a decrease in accounts payable and accrued and other liabilities due to the timing of payments. Cash flows from operations for the year ended December 31, 2015 were positively impacted by the receipt of a Kentucky sales and use tax refund totaling $4.5 million during the second quarter of 2015 and an increase in net related party liabilities of $16.3 million due to the deferment of amounts owed to Thoroughbred, including royalties earned on leased reserves. Negatively impacting operating cash flows in the prior year was an increase in inventory due to the timing of shipments and a decrease in accounts payable and accrued and other liabilities due to the timing of payments.
Net cash used in investing activities decreased $16.4 million to $2.5 million for the year ended December 31, 2016, compared to $18.9 million for 2015. The current year investment is primarily attributable to capital expenditures to maintain our existing fixed assets, partially offset by the receipt of $0.5 million for the partial disposal of our equity investment in Thoroughbred, as Yorktown exercised its right under the Second Amended and Restated Agreement of Limited Partnership of Thoroughbred Resources, LP to remove Elk Creek, GP, a wholly-owned subsidiary of Armstrong Energy, as the general partner of Thoroughbred, effective September 1, 2016. The prior year investment is largely attributable to capital expenditures for equipment and mine development associated with the opening of the Survant underground mine at our Parkway complex.
Net cash used in financing activities was $10.6 million for the year ended December 31, 2016, as compared to net cash used in financing activities of $9.2 million for the year ended December 31, 2015. The current year and prior year activity relates primarily to scheduled capital lease and other long-term debt payments.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net cash provided by operating activities was $36.2 million for the year ended December 31, 2015, a decrease of $4.9 million from net cash provided by operating activities of $41.1 million for the same period of 2014. Operating results were negatively impacted during 2015 due to a decline in gross margin resulting primarily from lower shipments during the year, as compared to 2014. Substantially offsetting this decline is a reduction in G&A expenses from lower labor and benefits expense. In addition, operating results were favorably impacted from the receipt of a Kentucky sales and use tax refund totaling approximately $4.5 million during the second quarter of 2015, which is included as a component of Other, net in the audited consolidated statement of operations. Positively impacting cash flows from operations for the year ended December 31, 2015 was an increase in the net related party liabilities of $16.3 million due to the deferment of amounts owed to our affiliate, Thoroughbred, including interest and royalties earned on leased reserves. Negatively impacting operating cash flows was an increase in inventory due to the timing of shipments and a decrease in accounts payable and accrued and other liabilities due to the timing of payments. Cash flows from operations for the year ended December 31, 2014 were positively impacted by a decrease in accounts receivable and inventory resulting from reduced production and shipments during the fourth quarter of 2014, as well as an increase in net related party liabilities of $14.8 million due to the deferment of amounts owed to Thoroughbred. Negatively impacting operating cash flows was an increase in other non-current assets during the year ended December 31, 2014 due to an increase in collateral posted against outstanding surety bonds, which are used to secure the performance of our reclamation obligations.
Net cash used in investing activities decreased $5.5 million to $18.9 million for the year ended December 31, 2015,

compared to $24.4 million for 2014. The 2015 investment is primarily attributable to capital expenditures for equipment and mine development associated with the opening of the Survant underground mine at our Parkway complex. The 2014 investment is attributable to capital expenditures to maintain our existing fixed assets and initial spending on the development of the Survant underground mine.
Net cash used in financing activities was $9.2 million for the year ended December 31, 2015, as compared to net cash used in financing activities of $8.8 million for the year ended December 31, 2014. The current year and prior year activity relates primarily to scheduled capital lease and other long-term debt payments.
Contractual Obligations
We have various commitments primarily related to long-term debt, including capital leases and operating lease commitments related to equipment. The following table provides details regarding our contractual cash obligations as of December 31, 2016:

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
	(In thousands)
Long-term debt obligations (principal and interest)	$287,726	$32,389	$255,307	$4	$26
Long-term obligation to related party(1)	767,746	7,881	21,113	19,355	719,397
Operating lease obligations	4,970	4,239	731	—	—
Capitalized lease obligations (principal and interest)	568	568	—	—	—
Purchase obligations	72	72	—	—	—
Total	$1,061,082	$45,149	$277,151	$19,359	$719,423

(1)
Long-term obligation to related party is an obligation associated with a financing arrangement with Thoroughbred. Payments due are estimated based on current mine plans and estimated sales prices of the coal and will be revised as mine plans change. For 2016, we are deferring the payment of any production royalty amounts due to Thoroughbred. In consideration for granting the option to defer these payments, we granted to Thoroughbred the option to acquire an additional undivided interest in Jointly-Owned Property by engaging in a financing arrangement, under which we would satisfy payment of any deferred fees by selling part of our interest in the aforementioned coal reserves at fair market value for such reserves determined at the time of the exercise of such options. See Note 13, "Related-Party Transactions," to our audited consolidated financial statements, included in Item 8 - "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further discussion of the related-party relationship with Thoroughbred.

As discussed in “-Recent Developments,” we entered into a settlement agreement with Thoroughbred, effective March 29, 2017, regarding a dispute over jointly owned land and mineral reserve interests that are leased and/or subleased by Thoroughbred to us in exchange for a production royalty. Pursuant to the settlement agreement, we (1) agreed, among other things, to the transfer of a 20.81% undivided interest in the transferable Jointly-Owned Property in exchange for certain mutual waivers and releases associated with the Royalty Agreement, the payment of production royalties or any other sums due under the leases prior to January 1, 2017, and the Administrative Services Agreement; and (2) we will begin paying Thoroughbred all production royalties earned on or after January 1, 2017 in cash pursuant to the existing lease terms. The settlement resulted in Thoroughbred’s interest in the Jointly-Owned Property being increased to 100.0% effective January 1, 2017. As a result, the timing of payments under our obligation to Thoroughbred increased by $2.1 million due within one year, $5.5 million due within one to three years, $5.1 million due within three to five years and $189.0 million due thereafter.
Capital Expenditures
Our mining operations require investments to expand, upgrade or enhance existing operations and to comply with environmental and safety regulations. In response to the challenging coal environment, we have sought to maintain a controlled, disciplined approach to capital spending in order to preserve liquidity. Our total capital expenditures for 2016 totaled $3.0 million, a decrease of approximately 85% compared to the prior year. We anticipate total capital expenditures for 2017 to be within a range of $9.0 million to $13.0 million. Management anticipates funding 2017 capital requirements with current cash balances and cash flows provided by operations. With respect to any significant development projects, we plan to defer them to time periods beyond 2017 and will continue to evaluate the timing associated with those projects based on changes in overall coal supply and demand.
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

As of December 31, 2016, we had approximately $32.2 million in surety bonds outstanding to secure the performance of our reclamation obligations, which were supported by approximately $6.0 million of cash posted as collateral.
Related-Party Transactions
For information regarding our related-party transaction, see Note 13, “Related-Party Transactions,” to our audited consolidated financial statements, included in Item 8 — “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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
During 2016, we recognized asset impairment charges of $4.4 million to write-off certain advance royalties that could no longer be recouped. In addition, due to the prolonged weakness in the U.S. coal markets, in the third quarter of 2015, we performed a comprehensive review of our current mining operations as well as potential future development projects to ascertain any potential impairment losses. We recorded an asset impairment charge of $137.7 million for the year ended December 31, 2015. Refer to Note 4, “Asset Impairment and Restructuring Charges,” to our audited consolidated financial statements, included in Item 8 - “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for further discussion of the charges incurred in the current and prior years. No impairment charges were recorded in 2014.
Asset Retirement Obligation
Our asset retirement obligations primarily consist of spending estimates for surface land reclamation and support facilities at both surface and underground mines in accordance with applicable reclamation laws in the U.S., as defined by each mining permit. Asset retirement obligations are determined for each mine using various estimates and assumptions, including, among other items, estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage and the timing of these cash flows, discounted using a credit-adjusted, risk-free rate. As changes in estimates occur (such as mine plan revisions, changes in estimated costs, or changes in timing of the reclamation activities), the obligation and asset are revised to reflect the new estimate after applying the appropriate credit-adjusted, risk-free rate. If our assumptions do not materialize as expected, actual cash expenditures and costs that we incur could be materially different than currently estimated. Any difference between the recorded amount of the liability and the actual cost of reclamation will be recognized as a gain or loss when the obligation is settled. We expect our actual cost to reclaim our properties will be less than the expected cash flows used to determine the asset retirement obligation. However, regulatory changes could increase our obligation to perform reclamation and mine closing activities. Asset retirement obligation expense for the years ended December 31, 2016, 2015, and 2014 was $1.4 million, $2.0 million, and $1.6 million, respectively. At December 31, 2016 and 2015, our balance sheets reflected asset retirement obligation liabilities of $14.2 million and $14.1 million, respectively, including amounts classified as a current liability. See Note 16, "Asset Retirement Obligations and Reclamation," to our audited consolidated financial statements for additional details regarding our asset retirement obligations, included in Item 8 – “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Income Taxes
We account for income taxes in accordance with accounting guidance that requires deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The guidance also requires that deferred tax assets be reduced by a valuation allowance if it is “more likely than not” that some portion or the entire deferred tax asset will not be realized. In our evaluation of the need for a valuation allowance, we take into account various factors, including the expected level of future taxable income and available tax planning strategies. If actual results differ from the assumptions made in our evaluation, we may record a change in valuation allowance through income tax expense in the period such determination is made. We believe that the judgments and estimates are reasonable; however, actual results could differ. See Note 17, "Income Taxes," to our audited consolidated financial statements for additional details regarding our accounting for income taxes, included in Item 8 – “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Based on our cumulative loss position and after evaluating other available evidence, including the scheduled reversals of our deferred tax assets and deferred tax liabilities, we have concluded a valuation allowance is necessary for the excess of deferred tax assets over deferred tax liabilities.
We anticipate that until we re-establish a pattern of continuing profitability, we will not recognize any material income tax expense or benefit in our statement of operations for future periods, as pretax profits or losses generally will generate tax effects that will be offset by decreases or increases in the valuation allowance with no net effect on the statement of operations. If a pattern of continuing profitability is re-established and we conclude that it is more likely than not that deferred income tax assets are realizable, we will reverse any remaining valuation allowance, which will result in the recognition of an income tax benefit in the period that it occurs.
Long-Term Obligation to Related Party
We have entered into certain transactions with our affiliate, Thoroughbred, whereby we have sold an undivided interest in certain of our land and mineral reserves and subsequently entered into a lease agreement to mine the acquired mineral reserves in exchange for a production royalty. Due to our continuing involvement in the land and mineral reserves transferred, these transactions have been accounted for as financing arrangements and a long-term obligation has been established that is being amortized at an annual rate of 7% of the estimated gross revenue generated from the sale of the coal originating from the leased mineral reserves. The effective interest rate of the obligation is based on various estimates in future pricing and production quantities within our mine plans and is adjusted prospectively, as significant changes in our mine plans occur. As of December 31, 2016, the effective interest on the long-term obligation to related party was 6.42%. See Note 13, "Related-Party Transactions," to our audited consolidated financial statements for additional details regarding our related party obligations, included in Item 8 – “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
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
In February 2016, the Financial Accounting Standards Board (FASB) issued updated guidance regarding the accounting for leases. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the effect of this update on its consolidated financial statements.
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
In April 2015, the FASB issued guidance requiring an entity to present deferred financing costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. In August 2015, the FASB issued an accounting standards update about the presentation and subsequent measurement of deferred financing costs associated with line-of-credit arrangements, which allows for the presentation of deferred financing costs as an asset regardless of whether or not there is an outstanding balance on the line-of-credit arrangement. The updates are effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. We adopted these standards during the three months ended March 31, 2016. Prior to its termination, we reported the unamortized deferred financing costs associated with Revolving Credit Facility within other non-current assets, whereas unamortized deferred financing costs associated with the Notes have been reclassified for all periods presented.
In February 2015, the FASB issued guidance changing the requirements and analysis required when determining the reporting entity's need to consolidate an entity, including modifying the evaluation of limited partnerships variable interest status, the presumption that a general partner should consolidate a limited partnership, and the consolidation criterion applied by a reporting entity involved with variable interest entities. We adopted this guidance during the first quarter of 2016, and it did not have an impact on its historical consolidation conclusions.
In August 2014, the FASB issued guidance on management’s responsibility in evaluating, at each annual and interim reporting period, whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early adoption permitted. We adopted this standard as of December 31, 2016. See Note 3, "Liquidity and Going Concern," to our audited consolidated financial statements, included in Item 8 - "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
In May 2014, the FASB issued a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard requires revenue to be recognized when promised goods or services are transferred to a customer in an amount that reflects the consideration expected in exchange for those goods or services. The standard permits the use of either the full retrospective or modified retrospective transition method. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted to the original effective date of December 15, 2016. Our primary source of revenue is from the sale of coal through both short-term and long-term contracts, primarily with utilities, whereby revenue is currently recognized when risk of loss has passed to the customer. During 2016, we started our initial review of contracts with customers and do not currently anticipate any material change in the timing or method of recognizing revenue from our current practice.  As such, we do not believe this new standard will have a material impact on our results of operations, financial condition or cash flows.  We are planning to adopt the new standard as of January 1, 2018, utilizing the modified retrospective method.
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
Some of the products used in our mining activities, such as diesel fuel, explosives and steel products for roof support used in our underground mining, are subject to price volatility. Through our suppliers, we utilize forward purchases to manage a portion of our exposure related to diesel fuel volatility. A hypothetical increase of $0.10 per gallon for diesel fuel would have negatively impacted our results of operations by $0.4 million for the year ended December 31, 2016. A hypothetical increase of 10% in steel prices would have negatively impacted our results of operations by $1.3 million for the year ended December 31, 2016. A hypothetical increase of 10% in explosives prices would have negatively impacted our results of operations by $0.5 million for the year ended December 31, 2016.

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
Item 8. Financial Statements and Supplementary Data
The report of independent registered public accounting firm and the consolidated financial statements required by this Item are set forth on pages F-1 through F-37 of this report and are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountant on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based upon such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Changes in Internal Control over Financial Reporting
During the fourth quarter of 2016, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
Retirement of Named Executive Officer
By letter dated March 29, 2017, Kenneth E. Allen, our Executive Vice President and Chief Operating Officer, informed the Company of his intention to retire effective June 1, 2017. Upon his retirement, Mr. Allen will continue as a consultant to the Company to help support its operations. Also, in connection with his retirement, Mr. Allen's employment agreement will terminate effective June 1, 2017.
Settlement Agreement
On December 16, 2016, we received the first of multiple notifications from Thoroughbred Holdings, the general partner of Thoroughbred, disputing, among other things, the calculation of deferred royalties and valuation of Jointly-Owned Property to be transferred pursuant to the terms of the Royalty Agreement. Specifically, Thoroughbred Holdings asserted that (i) its ownership in the Jointly-Owned Property would have reached 100% during or prior to fiscal year 2016 but for various errors and inaccuracies in third-party valuations ascertaining the amount of the Jointly-Owned Property transferred by the Company to satisfy production royalties due to Thoroughbred pursuant to the terms of the Royalty Agreement; (ii) upon reaching 100% ownership of the Jointly-Owned Property during or prior to fiscal 2016, cash payment for production royalties would have been required thereafter; (iii) errors in the property valuation resulted in the underpayment of production royalties; and (iv) errors existed in the calculation of deferred royalties due which impacted offsets on amounts due by Thoroughbred under the Administrative Services Agreement and offsets of production royalties owed to Thoroughbred on other properties. The Company disputed Thoroughbred Holdings’ claims and assertions.
Following negotiations, and in an effort to resolve all claims and avoid the costs and uncertainties associated with lengthy arbitration, the Company and certain of its affiliates entered into the Settlement Agreement with Thoroughbred Holdings and certain of its affiliates, effective March 29, 2017. Pursuant to the terms of the Settlement Agreement, (i) the Company transferred the remaining 20.81% undivided interest in the transferable Jointly-Owned Property to Thoroughbred; (ii) the Company and Thoroughbred Holdings agreed to mutual waivers and releases related to the Royalty Agreement, the Administrative Services Agreement, and the payment of production royalties and any other sums due under the leases prior to January 1, 2017; (iii) Thoroughbred Holdings waived and released any prior claims against the Company for lost or wasted coal or mining practices and operational decisions, claims arising from the Company’s administration of the leases prior to January 1, 2017, and any other demands, claims and assertions set forth in various communications from Thoroughbred Holdings; and (iv) the Company agreed to begin paying Thoroughbred all production royalties earned on or after January 1, 2017 in cash pursuant to the existing lease terms, with royalties earned for January and February 2017 totaling $2.7 million being paid on March 31, 2017.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
Set forth below are the names, ages and positions of our executive officers and directors as of March 30, 2017. All directors are elected for a term of three years and serve until their successors are elected and qualified. All executive officers hold office until their successors are elected and qualified.

Name	Age	Position with the Company
J. Hord Armstrong, III	75	Executive Chairman (Class II)
Martin D. Wilson	55	President, Chief Executive Officer, and Director (Class I)
Kenneth E. Allen	70	Executive Vice President and Chief Operating Officer
Jeffrey F. Winnick	42	Vice President and Chief Financial Officer
Anson M. Beard, Jr.	80	Director (Class I)
James C. Crain	68	Director (Class III)
Richard F. Ford	80	Director (Class III)
Greg A. Walker	61	Director (Class II)
Biographical information concerning the directors and executive officers listed above is set forth below. The term of our Class I directors expires in 2018, the term of our Class II directors expires in 2019, and the term of our Class III directors expires in 2017.
J. Hord Armstrong, III—Mr. Armstrong served as Chairman and Chief Executive Officer, and as a member of the board of managers, of Armstrong Land Company, LLC, our predecessor (Predecessor), from its formation in 2006 until 2011. From 2011 through May 2015, Mr. Armstrong served as our Chairman and Chief Executive Officer. In May 2015, Mr. Armstrong became Executive Chairman of the Board. Previously, Mr. Armstrong worked for the Morgan Guaranty Trust Company and was elected Assistant Treasurer in 1967. He subsequently spent ten years with White Weld & Company as First Vice President until the firm was acquired by Merrill Lynch in 1978. Mr. Armstrong then joined Arch Mineral Corporation (Arch Mineral), St. Louis, as Treasurer (1978-1981), and ultimately became its Vice President and Chief Financial Officer (1981-1987). Mr. Armstrong left Arch Mineral in 1987, when he founded D&K Healthcare Resources, Inc. (D&K). Mr. Armstrong served as D&K’s Chief Executive Officer from 1987 to 2005. D&K became a public company in 1992 and was acquired by McKesson Corporation in 2005. Mr. Armstrong served for nine years as a member of the Board of Trustees of the St. Louis College of Pharmacy, as well as a Director of Jones Pharma Incorporated. He was formerly Chairman of the Board of Trustees of the Pilot Fund, a registered investment company. He was also formerly a Director of BHA, Inc. of Kansas City, Missouri, and a Director of GeoMet, Inc. of Houston, Texas. He currently serves as Advisory Director of US Bancorp. The board selected Mr. Armstrong to serve as a director because of his extensive experience in the coal industry and public company management, as well as his previous tenure with our Company. The board believes his prior experiences afford him unique insights into our Company’s strategies, challenges and opportunities.
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
Kenneth E. Allen—Mr. Allen served as our Predecessor’s Vice President of Operations from 2007 until 2011. From 2011 to July 2014, Mr. Allen was our Executive Vice President of Operations. Since that time, he has served as our Executive Vice President and Chief Operating Officer. In December 2013, Mr. Allen was also named Chief Operating Officer of Armstrong Coal Company, Inc., a wholly-owned subsidiary of Armstrong Energy. Mr. Allen served as a member of our board of directors from May 2015 until his resignation, effective February 7, 2017. By letter dated March 29, 2017, Mr. Allen informed the Company of his intention to retire effective June 1, 2017. He started his career with Peabody Coal Company in 1967 and has more than 40 years of experience in the coal industry. In 1971, he moved into a supervisory position and continued to hold various supervisory and management positions, including Chief Electrical Engineer, Mine Superintendent, Operations Manager and Vice President of Resource Development and Conservancy. Prior to joining our Company in 2007, Mr. Allen held the position of President and General Manager of Bluegrass Coal Company, a subsidiary of Peabody Energy Corporation. Mr. Allen is Chairman of the Upper Pond River Conservancy District, Vice Chairman of the Kentucky Reclamation Guaranty Fund Commission, a member of the Kentucky Workforce Investment Board of Directors and the Madisonville-Hopkins County Economic Development Board of Directors. He is a past member of the Kentucky Coal Council and the Kentucky Governors Council of Economic Advisors. He is past Chairman and current member of the Executive Boards of the Kentucky Coal Association and past Chairman and member of the Executive Board of the Western Kentucky Coal Association. The board selected Mr. Allen to serve as a director because of his vast knowledge of the coal industry and experience in operations.
Jeffrey F. Winnick - Mr. Winnick served as our Vice President and Controller from 2011 to September 2015, at which time he was appointed Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Winnick was employed by Ernst & Young LLP, an international public accounting firm, for over 13 years. Mr. Winnick is a Certified Public Accountant.
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
James C. Crain—Mr. Crain was appointed to our board of directors in 2011. Mr. Crain has been in the energy industry for more than 35 years, both as an attorney and as an executive officer. In July 2013, Mr. Crain retired as President of Marsh Operating Company (Marsh), an investments management company, a position he held since 1989. Mr. Crain currently serves as an adviser to Marsh and is a private investor. Mr. Crain also serves as a consultant for Yorktown, where he advises certain oil and gas related portfolio companies in connection with their business activities. Before joining Marsh in 1984, Mr. Crain was a partner in the law firm of Jenkens & Gilchrist. Mr. Crain is a director of Enlink Midstream, LLC, a midstream natural gas company, and Approach Resources, Inc., an independent oil and natural gas company. Mr. Crain was also formerly a director of Crosstex Energy, Inc. and Crosstex Energy, GP, LLC, midstream natural gas companies, GeoMet, Inc., a natural gas exploration and production company, and Crusader Energy Group Inc., an oil and gas exploration and production company. The board selected Mr. Crain to serve as a director because of his extensive legal, investment and transactional experience, as well as his public company board experience.
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
Board of Directors and Board Committees
Our board currently consists of six directors. Our board has established the following committees: an audit committee, a compensation committee, a nominating and corporate governance committee and a conflicts committee. The composition and responsibilities of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our board.
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

In fulfilling its oversight responsibilities with respect to the December 31, 2016 financial statements, the audit committee, among other things, has:

•
reviewed and discussed with management the Company’s audited financial statements as of and for the fiscal year ended December 31, 2016, including a discussion of the quality and acceptability of our financial reporting and internal controls;

•
discussed with the Company’s independent registered public accounting firm the matters required to be discussed with the audit committee under generally accepted auditing standards, including Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 1301, Communications with Audit Committees;

•
discussed with the Company’s independent registered public accounting firm its independence from management and the Company, received and reviewed the written disclosures in the letter from the Company’s independent registered public accounting firm as required by the PCAOB, and considered the compatibility of non-audit services with the Company’s independent registered public accounting firm’s independence; and

•	discussed with the Company’s independent registered public accounting firm the overall scope and plans for its audit.
Based on the reviews and discussions referred to above, the audit committee has recommended to the board of directors that the audited financial statements referred to above be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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
Conflicts Committee
Messrs. Beard, Crain and Walker, each an independent director, serve on our conflicts committee. Mr. Walker is the chair of this committee. Mr. Crain is engaged in certain transactions with Yorktown that are unrelated to Armstrong matters and Mr. Beard is a minority holder of certain of the Notes.  The committee is responsible for: (i) reviewing specific matters that the board believes may involve conflicts of interest, (ii) reviewing specific matters requiring action of the conflicts committee pursuant to any agreement to which we are a party, (iii) advising the board on actions to be taken by the committee upon the board’s request and (iv) carrying out any other duties delegated to the conflicts committee by the board of directors.
Code of Ethics
We have adopted a code of business conduct and ethics applicable to all employees, including executive officers and directors. A copy of the code of business conduct and ethics is available on our website at www.armstrongenergyinc.com. Any amendments to, or waivers from, provisions of the code related to certain matters will be disclosed on our website.
Procedures for Nominating Directors
There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the fiscal quarter ended December 31, 2016.

Item 11. Executive Compensation
2016 Summary Compensation Table
The following table sets forth all compensation paid to our named executive officers for the years ending December 31, 2016 and 2015.

Name and Principal Position	Year	Salary	Bonus	All Other Compensation		Total
J. Hord Armstrong, III,	2016	$300,000	$—	$60,212	(1)	$360,212
Executive Chairman	2015	$400,425	$100,000	$56,698		$557,123
Martin D. Wilson,	2016	$450,000	$—	$36,819	(2)	$486,819
President and Chief Executive Officer	2015	$437,426	$110,000	$36,576		$584,002
Kenneth E. Allen (4)	2016	$200,000	$50,000	$234,165	(3)	$484,165
Executive Vice President and Chief Operating Officer	2015	$314,246	$72,000	$345,138		$731,384

(1)
Represents our matching contributions paid to our 401(k) plan on behalf of Mr. Armstrong ($13,000), an allowance for personal automobile usage ($12,000), the incremental cost to the Company of Mr. Armstrong’s personal use of our corporate aircraft ($20,640), and an allowance for club membership dues ($14,572). Mr. Armstrong’s personal use of the corporate aircraft has been valued based on the incremental costs to us for the personal use of our aircraft. Incremental costs for personal use consist of the variable costs incurred by us to operate the aircraft for such use, including fuel costs; crew expenses, including travel, hotels and meals; in-flight catering; landing, parking and handling fees; communications expenses; certain trip-related maintenance; and other trip-related variable costs. In addition, if the aircraft flies empty before picking up or dropping off a passenger flying for personal reasons, this “deadhead” segment is included in the incremental cost of the personal use. Incremental costs do not include fixed or non-variable costs that would be incurred whether or not there was any personal use of the aircraft, such as crew salaries and benefits, insurance costs, aircraft purchase costs, depreciation and scheduled maintenance. Travel by Mr. Armstrong’s spouse is generally considered personal use and is subject to taxation and disclosure.

(2)
Represents our matching contributions paid to our 401(k) plan on behalf of Mr. Wilson ($13,000), an allowance for personal automobile usage ($12,000), and an allowance for club membership dues ($10,215).

(3)
Represents overriding royalties paid to Mr. Allen ($209,165) (see “—Overriding Royalty Agreement” for a description of Mr. Allen’s agreement with us regarding the payment of overriding royalties), our matching contributions paid to our 401(k) plan on behalf of Mr. Allen ($13,000), and an allowance for personal automobile usage ($12,000).

(4)	By letter dated March 29, 2017, Mr. Allen informed the Company of his intention to retire effective June 1, 2017.
Elements of Compensation
Compensation Program
Our compensation committee continues to consider informally the executive compensation data of certain publicly traded coal companies. The compensation committee uses peer group data as a point of reference for comparative purposes, but it is not the determinative factor for our named executive officers’ compensation. The compensation committee exercises discretion in determining the nature and extent of the use of comparative pay data. We did not utilize a compensation consultant in 2016. The compensation committee considered internal pay equity when making compensation decisions for executive officers, excluding any overriding royalties that may be due to executive officers. See “—Overriding Royalty Agreement.” However, the compensation committee does not use a fixed ratio or formula when comparing compensation among executive officers.
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
As a result of the declining market conditions, our overall performance during 2016 and 2015, and the actions that management took to allow us to sustain our financial strength, the compensation committee unanimously voted to use its discretion as allowed under our compensation program and awarded certain of our key employees, including certain named executive officers, solely a discretionary bonus for 2016 and 2015. The compensation committee determined that such discretionary bonus was to be made on an individual basis based on the recommendation made by the President and Chief Executive Officer.
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
By letter dated March 29, 2017, Mr. Allen informed the Company of his intention to retire effective June 1, 2017. In connection with his retirement, the Allen Agreement will terminate effective June 1, 2017.
Armstrong and Wilson Employment Agreements
Effective October 1, 2011, we entered into an employment agreement with each of Messrs. Armstrong and Wilson (together, the Armstrong and Wilson Agreements). Each of Mr. Wilson’s and Mr. Armstrong’s employment agreements was amended effective May 18, 2015 in connection with their changes in positions, as noted below, and further amended effective as of April 22, 2016 to provide for changes in compensation upon termination of employment. The term of each of the Armstrong and Wilson Agreements was three years, and each shall automatically renew for successive one-year terms unless either party gives the other a notice of non-renewal at least 90 days before the end of the then current term. On May 12, 2015, the board of directors appointed Mr. Wilson as President and Chief Executive Officer of the Company, adjusting his salary to $450,000 effective May 18, 2015. Mr. Armstrong remained in the position of Executive Chairman of the Board and his salary was adjusted to $380,000 effective May 18, 2015. Effective January 1, 2016, Mr. Armstrong's annual base salary was decreased to $300,000.
Pursuant to the Armstrong and Wilson Agreements, we may terminate Mr. Armstrong and Mr. Wilson at any time without cause (as defined below), and each Mr. Armstrong and Mr. Wilson may terminate his own employment at any time for good reason (as defined below). In the event of a termination without cause, failure by us to renew the agreement or termination by the executive for good reason, (i) we will continue to pay the executive’s base salary and provide his other benefits (including automobile allowance, vacation and health insurance) for 24 months and (ii) the executive shall also be entitled to a bonus for that year equal to 100% of his base salary (irrespective of whether performance objectives have been achieved). In addition, (a) we will provide the executive with outplacement services and (b) the executive shall be entitled to a contribution under our retirement benefit plan for that fiscal year equal to the greater of (x) the amount that would have been contributed for that fiscal year determined in accordance with past practice or (y) the highest amount contributed by us on behalf of the executive for any of the three prior fiscal years.
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
Pursuant to the Armstrong and Wilson Agreements, in the event that: (i) we terminate the executive’s employment without cause in anticipation of, or pursuant to a notice of termination delivered to the executive within 24 months after, a change in control; (ii) the executive terminates his employment for good reason pursuant to a notice of termination delivered to us in anticipation of, or within 24 months after, a change in control; or (iii) we fail to renew the agreement in anticipation of, or within 24 months after, a change in control: (a) we shall pay to the executive, within 30 days following the executive’s separation from service, a lump-sum cash amount equal to: (x) two times the sum of (A) his salary then in effect and (B) 75% of his then current salary; plus (y) a bonus for the then current fiscal year equal to 100% of his salary (irrespective of whether performance objectives have been achieved); plus (z) if such notice is given within the first 12 months after the date of a change in control, then, the salary the executive should have been paid from the date of termination through the end of such 12-month period; and (b) during the portion, if any, of the 24-month period commencing on the date of the executive’s separation from service that the executive is eligible to elect and elects to continue coverage for himself and his eligible dependents under our health plan pursuant to COBRA or a similar state law, we shall reimburse the executive for the difference between the amount the executive pays to effect and continue such coverage and the employee contribution amount that our active senior executive employees pay for the same or similar coverage.
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
Outstanding Equity Awards at 2016 Fiscal Year-End
There were no outstanding option and stock awards held by the named executive officers as of December 31, 2016.

Amended and Restated 2011 Long-Term Incentive Plan
Our board of directors adopted the 2011 Long-Term Incentive Plan during October 2011 and the Amended and Restated 2011 Long-Term Incentive Plan on February 10, 2015 (collectively, the LTIP). The LTIP will terminate upon the earlier of the adoption of a board resolution terminating the LTIP or ten years from its effective date. The LTIP provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance grants and other equity-based incentive awards to employees and directors who contribute significantly to our strategic and long-term performance objectives and growth. The maximum aggregate number of shares of common stock available for issuance under the LTIP is 10% of our authorized shares of common stock. No awards were made to the named executive officers or directors under the LTIP in 2016.
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
The following table discloses compensation paid for the fiscal year ended December 31, 2016 to our independent directors for serving as members of the Board.
2016 Director Compensation Table

Name	Fees Earned or Paid in Cash	Total
Anson M. Beard, Jr.	$56,000	$56,000
James C. Crain	$56,000	$56,000
Richard F. Ford	$56,000	$56,000
Greg A. Walker	$55,000	$55,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the amount of our common stock beneficially owned as of March 30, 2017 by: (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each member of the board of directors, (iii) each of the named executive officers, and (iv) all members of the board of directors and the executive officers, as a group. The percentage of shares beneficially owned shown in the table is based upon 21,883,224 shares of common stock outstanding as of March 30, 2017.
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

	Shares Beneficially Owned(1)
	Number	Percent
J. Hord Armstrong, III (2)	148,201	*
Martin D. Wilson (3)	124,743	*
Kenneth E. Allen	12,000	*
Jeffrey F. Winnick	5,434	*
Anson M. Beard, Jr.	—	—
James C. Crain	10,000	*
Richard F. Ford	10,000	*
Greg A. Walker	10,000	*
All directors and executive officers as a group (eight persons)	320,378	1.46%
Yorktown VII Associates LLC(4)(5)	11,562,500	52.84%
Yorktown VIII Associates LLC(4)(6)	6,012,500	27.48%
Yorktown IX Associates LLC(4)(7)	2,775,000	12.68%

*	Less than 1%.

(1)	Does not reflect any fractional shares beneficially owned.

(2)	Includes 148,201 shares of common stock held of record by the John Hord Armstrong, III Trust dated June 13, 1994, for which Mr. Armstrong, as trustee, maintains sole voting and investment authority.

(3)
Includes 124,743 shares of common stock held of record by the Martin D. & Carole J. Wilson Living Trust dated September 7, 2013, for which Mr. Wilson, as trustee, maintains sole voting and investment authority.

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
Item 14. Principal Accountant Fees and Services
The following table sets forth the amount of audit fees, tax fees, audit-related fees and all other fees billed or expected to be billed by Ernst & Young LLP, our independent registered public accounting firm for the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015
Audit fees (1)	$402	$345
Tax fees (2)	75	113
Audit related fees	—	—
All other fees	—	—
Total fees	$477	$458

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

The consolidated financial statements of Armstrong Energy, Inc. and subsidiaries (formerly Armstrong Land Company, LLC and subsidiaries), together with the report thereon of our independent registered public accounting firm, are included on pages F-1 through F-37 of this Annual Report on Form 10-K.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2017.

ARMSTRONG ENERGY, INC.

By:	/s/ Martin D. Wilson
Martin D. Wilson
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jeffrey F. Winnick
Jeffrey F. Winnick
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2017.

Signature	Title

/s/ J. Hord Armstrong, III	Executive Chairman
J. Hord Armstrong, III

/s/ Martin D. Wilson	President, Chief Executive Officer and Director
Martin D. Wilson	(Principal Executive Officer)

/s/ Jeffrey F. Winnick	Vice President and Chief Financial Officer
Jeffrey F. Winnick	(Principal Financial and Accounting Officer)

/s/ Anson M. Beard, Jr.	Director
Anson M. Beard, Jr.

/s/ James C. Crain	Director
James C. Crain

/s/ Richard F. Ford	Director
Richard F. Ford

/s/ Greg A. Walker	Director
Greg A. Walker

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Certificate of Conversion of Armstrong Land Company, LLC to Armstrong Land Company, Inc., effective as of October 1, 2011.	S-4	333-191182	3.1	09/16/13

3.2	Certificate of Incorporation of Armstrong Land Company, Inc., effective as of October 1, 2011.	S-4	333-191182	3.2	09/16/13

3.3	Certificate of Amendment to Certificate of Incorporation of Armstrong Land Company, Inc., effective as of October 5, 2011.	S-4	333-191182	3.3	09/16/13

3.4	Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock of Armstrong Energy, Inc., effective as of March 6, 2012.	S-4	333-191182	3.4	09/16/13

3.5	Bylaws of Armstrong Energy, Inc., effective as of October 3, 2011.	S-4	333-191182	3.5	09/16/13

4.1	Registration Rights Agreement dated April 11, 2012 by and among Armstrong Energy, Inc. and J. Hord Armstrong, III, Martin D. Wilson, Yorktown Energy Partners VI, L.P., Yorktown Energy Partners VII, L.P., Yorktown Energy Partners VIII, L.P., Yorktown Energy Partners IX, L.P., LucyB Trust (February 26, 2007), Lorenzo Weisman/Danielle Weisman Joint Ownership with Right of Survivorship, James H. Brandi, Brim Family 2004 Trust, Franklin W. Hobbs IV, Hutchinson Brothers, LLC and John H. Stites, III.	S-4	333-191182	4.6	09/16/13

4.2	Indenture dated as of December 21, 2012 among Armstrong Energy Inc. and Armstrong Air, LLC, Armstrong Coal Company, Inc., Armstrong Energy Holdings, Inc., Western Diamond LLC and Western Land Company, LLC, as Guarantors, and Wells Fargo Bank, National Association, as Trustee and as Collateral Agent.	S-4	333-191182	4.7	09/16/13

4.3	First Supplemental Indenture, dated as of September 19, 2013, among Armstrong Logistics Services, LLC, Armstrong Energy, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture.	S-4	333-191182	4.8	09/23/13

4.4	Registration Rights Agreement dated December 21, 2012 among Armstrong Energy, Inc. and Armstrong Air, LLC, Armstrong Coal Company, Inc., Armstrong Energy Holdings, Inc., Western Diamond LLC and Western Land Company, LLC, as Guarantors, and Stifel, Nicolaus & Company, Incorporated, as representative of the several initial purchasers.	S-4	333-191182	4.8	09/16/13

4.5	Intercreditor Agreement dated as of December 21, 2012 by and between PNC Bank, National Association, as Agent, and Wells Fargo Bank, National Association, as Trustee, and acknowledged by Armstrong Energy, Inc., Armstrong Air LLC, Armstrong Coal Company, Inc., Armstrong Energy Holdings, Inc., Western Diamond LLC and Western Land Company LLC.	S-4	333-191182	4.9	09/16/13

4.6	Security Agreement dated as of December 21, 2012 by and among Armstrong Air, LLC, Armstrong Coal Company, Inc., Armstrong Energy, Inc., Armstrong Energy Holdings, Inc., Western Diamond LLC and Western Land Company, LLC, as Grantors, and Wells Fargo Bank, National Association, as Collateral Agent.	S-4	333-191182	4.10	09/16/13

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.7	Joinder No. 1, dated as of September 19, 2013, to the Security Agreement, dated as of December 21, 2012, by and among Each of the Parties Listed on the Signature Pages thereto and Those Additional Entities that Thereafter Become Parties thereto and Wells Fargo Bank, National Association, as Trustee and as Collateral Agent.	S-4	333-191182	4.12	09/23/13

4.8	Security Agreement dated as of December 21, 2012 by and among Armstrong Energy, Inc., Armstrong Coal Company, Inc., Armstrong Energy Holdings, Inc., Armstrong Air, LLC, Western Land Company, LLC and Western Diamond LLC, as Debtors, and PNC Bank, National Association, as Administrative Agent.	S-4	333-191182	4.11	09/16/13

4.9	Second Supplemental Indenture, dated as of July 24, 2014, among Thoroughfare Mining, LLC, Armstrong Energy, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture.	10-Q	333-191182	4.15	08/14/14

4.10	Joinder No. 2, dated as of July 24, 2014, to the Security Agreement, dated as of December 21, 2012 (as amended, restated, supplemented, or otherwise modified from time to time), by and among Each of the Parties Listed on the Signature Pages thereto and Those Additional Entities that Thereafter Become Parties thereto and Wells Fargo Bank, National Association, as Trustee and as Collateral Agent.	10-Q	333-191182	4.16	08/14/14

4.11	Third Supplemental Indenture, dated as of August 14, 2014, among Armstrong Energy, Inc. and Wells Fargo Bank, National Association, as Trustee under the Indenture.	10-Q	333-191182	4.17	08/14/14

4.12	Fourth Supplemental Indenture, dated as of January 29, 2015, among Armstrong Coal Sales, LLC, Armstrong Energy, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture.	10-K	333-191182	4.12	03/26/15

4.13	Joinder No. 3, dated as of January 29, 2015, to the Security Agreement, dated as of December 21, 2012 (as amended, restated, supplemented, or otherwise modified from time to time), by and among Each of the Parties Listed on the Signature Pages thereto and Those Additional Entities that Thereafter Become Parties thereto and Wells Fargo Bank, National Association, as Trustee and as Collateral Agent.	10-K	333-191182	4.13	03/26/15

10.1	Credit Agreement dated as of December 21, 2012 by and among Armstrong Energy, Inc., as Borrower, Armstrong Coal Company, Inc., Armstrong Energy Holdings, Inc., Armstrong Air, LLC, Western Land Company, LLC and Western Diamond LLC, as Guarantors, the Lenders, Stifel Bank & Trust, as Agent, and PNC Bank, National Association, as Administrative Agent.	S-4	333-191182	10.1	09/16/13

10.2	Coal Supply Agreement by and between Louisville Gas and Electric Company and Kentucky Utilities Company, as Buyer, and Armstrong Coal Company, Inc., as Seller, effective as of January 1, 2008.	S-4	333-191182	10.20	09/16/13

10.3	Amendment No. 1 to Coal Supply Agreement by and between Louisville Gas and Electric Company and Kentucky Utilities Company, as Buyer, and Armstrong Coal Company, Inc., as Seller, effective as of July 1, 2008.	S-4	333-191182	10.21	09/16/13

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.4	Letter Agreement by and between Louisville Gas and Electric Company and Kentucky Utilities Company, as Buyer, and Armstrong Coal Company, Inc., as Seller, dated December 8, 2008.	S-4	333-191182	10.22	09/16/13

10.5	Letter Agreement by and between Louisville Gas and Electric Company and Kentucky Utilities Company, as Buyer, and Armstrong Coal Company, Inc., as Seller, dated April 1, 2009.	S-4	333-191182	10.23	09/16/13

10.6	Amendment No. 2 to Coal Supply Agreement by and between Louisville Gas and Electric Company and Kentucky Utilities Company, as Buyer, and Armstrong Coal Company, Inc., as Seller, effective as of December 22, 2009.	S-4	333-191182	10.24	09/16/13

10.7	Settlement Agreement and Release by and between Louisville Gas and Electric Company and Kentucky Utilities Company and Armstrong Coal Company, Inc., dated as of December 22, 2009.	S-4	333-191182	10.25	09/16/13

10.8	Coal Supply Agreement by and between Louisville Gas and Electric Company and Kentucky Utilities Company, as Buyer, and Armstrong Coal Company, Inc., as Seller, dated January 1, 2013.	S-4	333-191182	10.30	09/16/13

10.9†	Employment Agreement by and between Armstrong Energy, Inc. and Jeffrey F. Winnick, dated as of September 1, 2015.	10-Q	333-191182	10.1	11/12/15

10.10†	First Amendment to Employment Agreement by and between Armstrong Energy, Inc. and Jeffrey F. Winnick, dated as of April 22, 2016.	10-Q	333-191182	10.5	05/15/16

10.11†	Second Amendment to Employment Agreement by and between Armstrong Energy, Inc. and Jeffrey F. Winnick, dated as of March 17, 2017					X

10.12†	Employment Agreement by and between Armstrong Energy, Inc. and J. Hord Armstrong, III, dated as of October 1, 2011.	S-4	333-191182	10.32	09/16/13

10.13†	First Amendment to Employment Agreement by and between Armstrong Energy, Inc. and J. Hord Armstrong, III, dated as of May 18, 2015.	10-Q	333-191182	10.2	05/15/16

10.14†	Second Amendment to Employment Agreement by and between Armstrong Energy, Inc. and J. Hord Armstrong, III, dated as of April 22, 2016.	10-Q	333-191182	10.4	05/15/16

10.15†	Employment Agreement by and between Armstrong Energy, Inc. and Martin D. Wilson, dated as of October 1, 2011.	S-4	333-191182	10.33	09/16/13

10.16†	First Amendment to Employment Agreement by and between Armstrong Energy, Inc. and Martin D. Wilson, dated as of May 18, 2015.	10-Q	333-191182	10.1	05/15/16

10.17†	Second Amendment to Employment Agreement by and between Armstrong Energy, Inc. and Martin D. Wilson, dated as of April 22, 2016.	10-Q	333-191182	10.3	05/15/16

10.18†	Employment Agreement by and between Armstrong Coal Co. and Kenneth E. Allen, dated as of June 1, 2007.	S-4	333-191182	10.34	09/16/13

10.19†	Form of Director Indemnification Agreement.	S-4	333-191182	10.37	09/16/13

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.20†	Amended and Restated Armstrong Energy, Inc. 2011 Long-Term Incentive Plan	10-K	333-191182	10.30	03/26/15

10.21	Amended Overriding Royalty Agreement by and among Western Land Company, LLC, Western Diamond, LLC, Ceralvo Holdings, LLC, Armstrong Mining, Inc., Armstrong Coal Company, Inc., Armstrong Land Company, LLC and Kenneth E. Allen, dated as of December 3, 2008.	S-4	333-191182	10.39	09/16/13

10.22	Administrative Services Agreement by and between Armstrong Energy, Inc., Armstrong Resource Partners, L.P. and Elk Creek GP, LLC, effective as of January 1, 2011.	S-4	333-191182	10.41	09/16/13

10.23	Coal Mining Lease and Sublease Agreement between Armstrong Coal Company, Inc. and Ceralvo Holdings, LLC, dated February 9, 2011 (Elk Creek).	S-4	333-191182	10.42	09/16/13

10.24	Coal Mining Lease between Alcoa Fuels, Inc. and Armstrong Coal Company, Inc., dated as of October 27, 2010.	S-4	333-191182	10.46	09/16/13

10.25	Coal Mining Lease between Alcoa Fuels, Inc. and Armstrong Coal Company, Inc., dated as of June 1, 2016.	10-Q	333-191182	10.6	08/11/16

10.26	Asset Purchase Agreement, dated as of December 29, 2011, by and between Cyprus Creek Land Resources, LLC and Armstrong Coal Company, Inc.	S-4	333-191182	10.47	09/16/13

10.27	Contract to Sell and Lease Real Estate between Midwest Coal Reserves of Kentucky, LLC and Armstrong Coal Company, Inc. dated December 25, 2011.	S-4	333-191182	10.49	09/16/13

10.28	Share Exchange Agreement dated as of December 12, 2012 by and between Armstrong Energy, Inc. and Yorktown Energy Partners IX, L.P.	S-4	333-191182	10.52	09/16/13

10.29	Guarantor Joinder and Assumption Agreement made as of September 19, 2013 by Armstrong Logistics Services, LLC.	S-4	333-191182	4.14	09/23/13

10.30	First Amended and Restated Royalty Deferment and Option Agreement by and between Armstrong Coal Company, Inc., Thoroughfare Mining, LLC, Western Diamond LLC, Western Land Company, LLC and Thoroughbred Resources, L.P., Western Mineral Development, LLC, and Ceralvo Holdings, LLC, effective August 14, 2014.	10-Q	333-191182	10.54	08/14/14

10.31	First Amendment to Credit Agreement dated as of August 14, 2014 by and among Armstrong Energy, Inc., as Borrower, Armstrong Coal Company, Inc., Armstrong Energy Holdings, Inc., Armstrong Air, LLC, Western Land Company, LLC, Western Diamond LLC, Armstrong Logistics Services, LLC, and Thoroughfare Mining, LLC, as Guarantors, the Lenders, Stifil Bank & Trust, as Syndication Agent, PNC Bank, National Association, as Administrative Agent, and US Bank, National Association.	10-Q	333-191182	10.55	08/14/14

10.32	Guarantor Joinder and Assumption Agreement made as of July 24, 2014 by Thoroughfare Mining, LLC.	10-Q	333-191182	10.56	08/14/14

10.33	Guarantor Joinder and Assumption Agreement made as of January 29, 2015 by Armstrong Coal Sales, LLC.	10-K	333-191182	10.42	03/26/15

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.34
Settlement Agreement and Release of Claims dated as of March 29, 2017 by and between Armstrong Energy, Inc., Armstrong Coal Company, Inc., Elk Creek GP, LLC, Thoroughfare Mining, LLC, Western Diamond LLC, and Western Land Company, LLC; and Thoroughbred Holdings GP, LLC, Thoroughbred Resources, L.P., Western Mineral Development, LLC, and Ceralvo Holdings, LLC.
X

21.1	List of Subsidiaries.					X

23.1	Consent of Weir International, Inc.					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

95.1	Federal Mine Safety and Health Act Information.					X

99.1	Audit Committee Charter.	S-4	333-191182	99.1	09/16/13

99.2	Compensation Committee Charter	S-4	333-191182	99.2	09/16/13

99.3	Nominating and Corporate Governance Committee Charter					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Scheme Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Indicates a management contract or compensatory plan or arrangement.
#
This certification is deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Armstrong Energy, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Armstrong Energy, Inc. and Subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company incurred a substantial loss from operations and has a net capital deficit as of and for the year ended December 31, 2016. The Company's operating plan indicates that it will continue to incur losses from operations, and generate negative cash flows from operating activities during the year ended December 31, 2017. These projections and certain liquidity risks raise substantial doubt about the Company’s ability to meet its obligations as they become due within one year after the date of this report and continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP
St. Louis, Missouri
March 31, 2017

Armstrong Energy, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$57,505	$67,617
Accounts receivable	13,059	14,270
Inventories	11,809	14,562
Prepaid and other assets	2,539	1,952
Total current assets	84,912	98,401
Property, plant, equipment, and mine development, net	233,766	261,398
Investments	2,794	3,525
Other non-current assets	12,683	17,387
Total assets	$334,155	$380,711
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$16,941	$22,555
Accrued and other liabilities	11,837	13,045
Current portion of capital lease obligations	555	1,943
Current maturities of long-term debt	8,217	8,402
Total current liabilities	37,550	45,945
Long-term debt, less current maturities	199,040	203,508
Long-term obligation to related party	147,536	128,809
Related-party payables, net	22,557	16,413
Asset retirement obligations	14,056	13,990
Long-term portion of capital lease obligations	—	555
Other non-current liabilities	7,223	6,772
Total liabilities	427,962	415,992
Stockholders’ deficit:
Common stock, $0.01 par value, 70,000,000 shares authorized, 21,883,224 shares and 21,853,224 shares issued and outstanding as of December 31, 2016 and 2015, respectively	219	218
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2016 and 2015, respectively	—	—
Additional paid-in-capital	238,675	238,695
Accumulated deficit	(331,164)	(272,334)
Accumulated other comprehensive loss	(1,560)	(1,883)
Armstrong Energy, Inc.’s deficit	(93,830)	(35,304)
Non-controlling interest	23	23
Total stockholders’ deficit	(93,807)	(35,281)
Total liabilities and stockholders’ deficit	$334,155	$380,711
See accompanying notes to consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Revenue	$253,902	$360,900	$441,833
Costs and expenses:
Cost of coal sales, exclusive of items shown separately below	207,630	282,903	362,294
Production royalty to related party	7,121	7,879	8,269
Depreciation, depletion, and amortization	31,040	47,259	46,512
Asset retirement obligation expenses	1,428	1,966	1,624
Asset impairment and restructuring charges	4,431	138,679	—
Non-cash charge on settlement with Thoroughbred	10,542	—	—
General and administrative expenses	13,541	15,813	19,590
Operating (loss) income	(21,831)	(133,599)	3,544
Other income (expense):
Interest expense, net	(34,183)	(34,685)	(33,134)
Other, net	(2,699)	5,486	758
Loss before income taxes	(58,713)	(162,798)	(28,832)
Income taxes	(117)	657	—
Net loss	(58,830)	(162,141)	(28,832)
Less: income attributable to non-controlling interest	—	—	—
Net loss attributable to common stockholders	$(58,830)	$(162,141)	$(28,832)

See accompanying notes to consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(58,830)	$(162,141)	$(28,832)
Postretirement benefit plan and other employee benefit obligations, net of tax	323	1,858	(3,004)
Other comprehensive income (loss)	323	1,858	(3,004)
Comprehensive loss	(58,507)	(160,283)	(31,836)
Less: comprehensive income (loss) attributable to non-controlling interests	—	—	—
Comprehensive loss attributable to common stockholders	$(58,507)	$(160,283)	$(31,836)

See accompanying notes to consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(Amounts in thousands)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity/(Deficit)
Balance at December 31, 2013	21,934	$219	—	$—	$238,799	$(81,361)	$(737)	$23	$156,943
Net loss	—	—	—	—	—	(28,832)	—	—	(28,832)
Stock-based compensation	—	—	—	—	(74)	—	—	—	(74)
Postretirement benefit plan and other employee benefit obligations	—	—	—	—	—	—	(3,004)	—	(3,004)
Repurchase of employee stock relinquished for tax withholdings	(15)	—	—	—	(176)	—	—	—	(176)
Shares issued under employee plan	18	—	—	—	—	—	—	—	—
Balance at December 31, 2014	21,937	219	—	—	238,549	(110,193)	(3,741)	23	124,857
Net loss	—	—	—	—	—	(162,141)	—	—	(162,141)
Stock-based compensation	—	—	—	—	145	—	—	—	145
Postretirement benefit plan and other employee benefit obligations	—	—	—	—	—	—	1,858	—	1,858
Repurchase of employee stock relinquished for tax withholdings	(84)	(1)	—	—	1	—	—	—	—
Balance at December 31, 2015	21,853	218	—	—	238,695	(272,334)	(1,883)	23	(35,281)
Net loss	—	—	—	—	—	$(58,830)	—	—	(58,830)
Stock-based compensation	—	—	—	—	(19)	—	—	—	(19)
Postretirement benefit plan and other employee benefit obligations	—	—	—	—	—	—	323	—	323
Shares issued under employee plan	30	1	—	—	(1)	—	—	—	—
Balance at December 31, 2016	21,883	$219	—	$—	$238,675	$(331,164)	$(1,560)	$23	$(93,807)
See accompanying notes to consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities
Net loss	$(58,830)	$(162,141)	$(28,832)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash stock compensation (income) expense	(19)	145	(74)
Depreciation, depletion, and amortization	31,040	47,259	46,512
Amortization of debt issuance costs	1,636	1,538	1,197
Amortization of original issue discount	959	850	752
Asset retirement obligation expenses	1,428	1,966	1,624
Asset impairment	4,431	137,678	—
Income from equity affiliate	(89)	(153)	(150)
Loss on termination of credit facility	403	—	—
(Gain) loss on disposal of property, plant, and equipment	—	(266)	80
Non-cash charge on settlement with Thoroughbred	10,542	—	—
Non-cash activity with related party, net	14,330	16,337	14,822
Loss on partial disposal of investment in equity affiliate	320	—	—
Non-cash interest on long-term obligations	(8)	(4)	(4)
Change in working capital accounts:
Decrease in accounts receivable	1,210	7,529	2,855
Decrease (increase) in inventories	2,752	(4,010)	2,130
(Increase) decrease in prepaid and other assets	(587)	1,011	707
Increase in other non-current assets	(441)	(752)	(2,753)
(Decrease) increase in accounts payable and accrued and other liabilities	(6,690)	(10,865)	187
Increase in other non-current liabilities	623	121	2,092
Net cash provided by operating activities	3,010	36,243	41,145
Cash Flows from Investing Activities
Investment in property, plant, equipment, and mine development	(3,029)	(19,805)	(24,442)
Proceeds from partial disposal of investment in equity affiliate	500	—	—
Proceeds from disposal of property, plant, and equipment	—	880	5
Net cash used in investing activities	(2,529)	(18,925)	(24,437)
Cash Flows from Financing Activities
Payment on capital lease obligations	(1,943)	(2,714)	(2,690)
Payments of long-term debt	(8,650)	(6,505)	(5,942)
Proceeds from sale-leaseback	—	—	986
Payment of financing costs and fees	—	—	(1,000)
Repurchase of employee stock relinquished for tax withholdings	—	—	(176)
Net cash used in financing activities	(10,593)	(9,219)	(8,822)
Net (decrease) increase in cash and cash equivalents	(10,112)	8,099	7,886
Cash and cash equivalents, at beginning of year	67,617	59,518	51,632
Cash and cash equivalents, at end of year	$57,505	$67,617	$59,518
Supplemental cash flow information:
Cash paid for interest	$24,621	$24,244	$24,115
Cash paid for income taxes	340	303	—
Non-cash transactions:
Assets acquired with long-term debt	1,697	20,205	5,410
Non-cash portion of land and reserve sale/financing with related party	16,413	18,172	8,202
Assets acquired by capital lease	—	1,428	2,256
See accompanying notes to consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
1. DESCRIPTION OF BUSINESS AND ENTITY STRUCTURE
Armstrong Energy, Inc. and its subsidiaries and controlled entities (collectively, AE or the Company) commenced business on September 19, 2006 (inception), for the purpose of owning and operating coal reserves (also referred to as mineral rights) and production assets. As of December 31, 2016, all subsidiaries are majority owned. The Company is a producer of low chlorine, high sulfur thermal coal from the Illinois Basin, operating both surface and underground mines. AE, which is headquartered in St. Louis, Missouri, markets its coal primarily to electric utility companies as fuel for their steam-powered generators. As of December 31, 2016, the Company had approximately 637 employees, none of whom are under a collective bargain arrangement.

Prior to September 1, 2016, the Company’s wholly-owned subsidiary, Elk Creek GP, LLC (ECGP), was the sole general partner of, and had an approximate 0.2% ownership in, Thoroughbred Resources, L.P. (Thoroughbred). The various limited partners of Thoroughbred are related parties, as the entity is majority owned by investment funds managed by Yorktown Partners LLC (Yorktown), which has a majority ownership in the Company. Effective September 1, 2016, Yorktown exercised its right under the Second Amended and Restated Agreement of Limited Partnership of Thoroughbred Resources, L.P. to remove ECGP as the general partner of Thoroughbred. The Company does not consolidate the financial results of Thoroughbred. See Note 13, "Related-Party Transactions," for further discussion.
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

Prior to its termination, the Company reported the unamortized deferred financing costs associated with its asset-based revolving credit facility dated December 21, 2012 (the 2012 Credit Facility) within other non-current assets, whereas unamortized deferred financing costs associated with the Company's 11.75% Senior Secured Notes due 2019 (the Notes) have been reclassified for all periods presented.
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
In August 2014, the FASB issued guidance on management’s responsibility in evaluating, at each annual and interim reporting period, whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early adoption permitted. The Company adopted this standard as of December 31, 2016. See Note 3, "Liquidity and Going Concern," for a discussion of the Company's ability to continue as a going concern.
In May 2014, the FASB issued a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. generally accepted accounting principles (GAAP). The standard requires revenue to be recognized when promised goods or services are transferred to a customer in an amount that reflects the consideration expected in exchange for those goods or services. The standard permits the use of either the full retrospective or modified retrospective transition method. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted to the original effective date of December 15, 2016. The Company’s primary source of revenue is from the sale of coal through both short-term and long-term contracts, primarily with utilities, whereby revenue is currently recognized when risk of loss has passed to the customer. During 2016, the Company started its initial review of contracts with customers and does not currently anticipate any material change in the timing or method of recognizing revenue from our current practice.  As such, the Company does not believe this new standard will have a material impact on its results of operations, financial condition or cash flows.  The Company will adopt the new standard as of January 1, 2018, utilizing the modified retrospective method.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and loss during the reporting periods. Actual results could differ from those estimates.
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
Other Income (Expense), Net
Other income includes farm income, timber income, and other income from the lease of surface property. For the year ended December 31, 2016, the Company has incurred expenses related to the evaluation of certain strategic alternatives and restructuring of our capital structure totaling $2,389 (See Note 3, "Liquidity and Going Concern," for further details), which is included as a component of other, net. For the year ended December 31, 2015, other, net also includes a refund for a portion of the Kentucky sales and use taxes paid on the purchase of certain energy and energy producing fuels for the period of 2008 through 2013. The refund, including interest, totaled $4,482 and was received during the second quarter of 2015.
Cash and Cash Equivalents
Cash and cash equivalents are stated at cost, which approximates fair value. The Company considers all cash and temporary investments having an original maturity of less than three months to be cash equivalents.

Accounts and Other Receivables
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company evaluates the need for an allowance for doubtful accounts based on anticipated recovery and industry data. As of December 31, 2016 and 2015, the Company had not established an allowance for uncollectible amounts.
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
Property, Plant, Equipment, and Mine Development
Property, plant, equipment, and mine development are recorded at cost. Interest costs applicable to major asset additions are capitalized during the construction period. Capitalized interest in 2016, 2015, and 2014 was $626, $1,987, and $973, respectively.

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
Costs related to locating coal deposits and evaluating the economic viability of such deposits are expensed as incurred. The Company did not incur a significant amount of these costs in 2016, 2015, or 2014. Start-up costs are expensed as incurred. Certain costs incurred to develop coal mines or to expand the capacity of an existing mine are capitalized and amortized using the units-of-production method. In addition, the proceeds from the incidental sale of coal during development are recorded as a reduction of the related mine development costs.
Other Non-Current Assets
Other non-current assets include advance royalties and amounts held by third parties to guarantee performance on the delivery of coal, reclamation bonds, and other performance guarantees. The amounts pledged are restricted for the term of the bonds and cannot be withdrawn without the consent of the bonding companies.
Rights to leased coal and the related surface land can be acquired through royalty payments. Where royalty payments represent prepayments recoupable against future production, they are recorded as a prepaid asset, and amounts expected to be recouped within one year are classified as a current asset. As mining occurs on these leases, the prepayment is charged to cost of coal sales. See Note 15, "Royalties," for further details of royalty agreements.
Also included within other non-current assets are deferred financing costs associated with the 2012 Credit Facility, which are subject to amortization over the term of the obligation using the effective interest method. In November 2016, the 2012 Credit Facility was terminated and the remaining unamortized deferred financing costs were written-off. See Note 12, "Long-Term Debt," for further details regarding the termination of the credit facility.
Investments
Investments and ownership interests are accounted for under the equity method of accounting if the Company has the ability to exercise significant influence, but not control, over the entity. If the Company does not have control and cannot exercise significant influence, the investment is accounted for using the cost method. See Note 13, "Related-Party Transactions," for further details regarding the Company's investment in Thoroughbred.
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
During the year ended December 31, 2016 and 2015, the Company recorded an asset impairment charge of $4,431 and $137,678, respectively. No asset impairment charges were recorded during the year ended December 31, 2014. See Note 4, "Asset Impairment and Restructuring Charges," for further details regarding the impairment charges recognized.
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
Derivatives
Derivative instruments are accounted for in accordance with the applicable FASB guidance on accounting for derivative instruments and hedging activity. This guidance provides comprehensive and consistent standards for the recognition and measurement of derivative and hedging activities. It also requires that derivatives be recorded on the consolidated balance sheet at fair value and establishes criteria for hedges of changes in fair values of assets, liabilities, or firm commitments; hedges of variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. The Company did not have any outstanding derivative instruments as of December 31, 2016 and 2015.

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
The calculations of the Company’s tax liabilities involve dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed in Accounting Standards Codification Topic 740, Income Taxes (ASC 740). The first step is to evaluate the tax position for recognition by determining whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. The Company re-evaluates these uncertain tax positions annually. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, or new audit activity. Such a change in recognition or measurement results in the recognition of a tax benefit or an additional charge to the tax provision.
Long-Term Obligation to Related Party
The Company has entered into certain transactions with its affiliate, Thoroughbred, whereby it has sold an undivided interest in certain of its land and mineral reserves and subsequently entered into a lease agreement to mine the acquired mineral reserves in exchange for a production royalty. Due to its continuing involvement in the land and mineral reserves transferred, these transactions have been accounted for as financing arrangements and a long-term obligation has been established that is being amortized at an annual rate of 7% of the estimated gross revenue generated from the sale of the coal originating from the leased mineral reserves. The effective interest rate of the obligation is based on various estimates in future pricing and production quantities within the Company’s mine plans and is adjusted prospectively as significant changes in its mine plans occur. See Note 13, "Related-Party Transactions," for further discussion of transactions with Thoroughbred.
Benefit Plans
Effective January 1, 2013, the Company began providing certain health care benefits, including the reimbursement of a portion of out-of-pocket costs associated with insurance coverage, to qualifying salaried and hourly retirees and their dependents. The cost of providing these benefits is determined on an actuarial basis and accrued over the employee’s period of active service.
The Company recognizes the underfunded status of this plan, as determined on an actuarial basis, on the balance sheet and the changes in the funded status are recognized in other comprehensive income (loss). Actuarial gains and losses are amortized using the corridor approach over the average future service period of current active plan participants expected to receive benefits. See Note 19, "Employee Benefit Plans," for additional disclosures relating to these obligations.
Workers’ Compensation and Black Lung Benefits
Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each coal mine operator must pay federal black lung benefits to claimants who are current and former employees and also make payments to a trust fund for the payment of benefits and medical expenses to eligible claimants who last worked in the coal industry prior to January 1, 1970. The trust fund is funded by an excise tax on production. For the years ended December 31, 2016, 2015, and 2014, the Company recorded $5,048, $6,313, and $7,341, respectively, of expense related to this excise tax. The Company has no liability associated with current claims under state statutes or the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay black lung benefits to eligible employees, former employees and their dependents, as any obligations are either secured by insurance or paid from the federal trust fund established for that purpose. The Company has recognized a liability for potential future claims by current employees based on the service cost method estimated by an independent actuary. The liability incorporates assumptions regarding medical costs, allocated loss adjustment expense, claim development patterns, and interest rates. For the year ended December 31, 2016, the Company recorded expense associated with future black lung claims of $419 and had a related liability of $1,828, which is included as a component of other long-term liabilities in the consolidated balance sheet.

With regard to workers’ compensation, the Company provides benefits to its employees by being insured through an insurance carrier. Premium expense for workers’ compensation benefits is recognized in the period in which the related insurance coverage is provided.
Investment Credits
For establishing operations in Ohio County, Kentucky, the Company qualified for investment credits totaling $16,000 recoverable from the State of Kentucky to be applied against certain state income and employee payroll taxes paid. Investment credits, which expire in 2021, are accounted for using the deferral method. During the years ended December 31, 2016, 2015, and 2014, the Company recognized $1,141, $1,953, and $2,359, respectively, in investment credits, which were applied against certain employee payroll taxes in the statement of operations. As of December 31, 2016 and 2015, the Company had $4,237 and $5,378, respectively, in investment credit carryforwards available.
Equity Awards
The Company accounts for share-based compensation at the grant date fair value of awards and recognizes the related expense over the vesting period of the award.
3. LIQUIDITY AND GOING CONCERN
The principal indicators of the Company’s liquidity are cash on hand and, prior to its termination, availability under the 2012 Credit Facility. As more fully described below in Note 12, “Long-Term Debt,” the Company terminated the 2012 Credit Facility effective November 14, 2016. The Company’s available liquidity as of December 31, 2016 was $57,505, which was comprised solely of cash on hand.
The Company has experienced recurring losses from operations, which has led to a substantial decline in cash flows from operating activities for the year ended December 31, 2016. The Company’s current operating plan indicates that it will continue to incur losses from operations and generate negative cash flows from operating activities. In addition, the Company entered into a settlement agreement, effective March 29, 2017, with Thoroughbred whereby the Company agreed, among other things, to begin paying Thoroughbred all production royalties earned on or after January 1, 2017 in cash. See Note 13, “Related-Party Transactions,” for more information with respect to the settlement agreement. The Company’s continuing operating losses, negative cash flow projections and other liquidity risks raise substantial doubt about whether the Company will meet its obligations as they become due within one year after the date of this report. As a result of this, as well as the continued uncertainty around future coal fundamentals, the Company has concluded there exists substantial doubt regarding its ability to continue as a going concern.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The consolidated financial statements for the year ended December 31, 2016 do not include any adjustments that may result from uncertainty related to the Company's ability to continue as a going concern.  The report from the Company’s independent registered public accounting firm on its consolidated financial statements for the year ended December 31, 2016 includes an explanatory paragraph regarding its ability to continue as a going concern.
Due to the Company’s current financial outlook, it has undertaken steps to preserve its liquidity and manage operating costs, including controlling capital expenditures. Beginning in 2015, the Company undertook steps to enhance its financial flexibility and reduce cash outflows in the near term, including a streamlining of its cost structure and anticipated reductions in production volumes and capital expenditures. In addition, the Company is actively negotiating a restructuring with advisers to certain holders of the Notes (the Holders), who collectively beneficially own or manage in excess of 75% of the aggregate principal amount of the Notes.
The Company has engaged financial and legal advisers to assist in restructuring its capital structure and evaluating other potential alternatives to address the impending liquidity constraints. However, there can be no assurance that any restructuring will be possible on acceptable terms, if at all. It may be difficult to come to an agreement that is acceptable to all of the

Company’s creditors. The Company’s failure to reach an agreement on the terms of a restructuring with its creditors would have a material adverse effect on the Company’s liquidity, financial condition and results of operations. In addition, if a successful restructuring with the Holders of the Notes is not achieved, it may be necessary for the Company to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring, or the Company’s creditors could force it into an involuntary bankruptcy or liquidation.

4. ASSET IMPAIRMENT AND RESTRUCTURING CHARGES
For the years ended December 31, 2016, 2015, and 2014, the Company recognized asset impairment and restructuring charges of $4,431, $138,679, and zero, respectively. The following summarizes the details of these charges, which are included within "Asset impairment and restructuring charges" in the consolidated statement of operations.
2016 Charges
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
Upon expiration, the lease was renewed for an additional five year term. The terms of the renewal stipulate a minimum annual rent payable with a specified amount of coal tonnage beginning on June 1, 2017. In addition, the lease allows for the early termination of the agreement by the Company upon payment of a termination fee, as defined, which is zero through December 1, 2017. Lastly, the minimum annual rent, including amounts previously paid, will no longer be recoupable against future production royalties. As a result, the Company recognized a non-cash impairment charge of $3,381 during the second quarter of 2016 to write-off advanced royalties associated with the aforementioned lease.
An additional impairment charge of $1,050 was recognized during the fourth quarter of 2016. The charge related to the write-off of advance royalties associated with certain leased property in Union County, Kentucky, as the as amounts are no longer recoupable due to the termination of the lease in December 2016.
2015 Charges
Due to the significant decline in thermal coal pricing experienced during the year ended December 31, 2015 and the continuation of other adverse market conditions, the Company concluded indicators of impairment existed as of September 30, 2015. As such, the Company performed a comprehensive review of its long-lived assets for recoverability through future cash flows as of September 30, 2015. Based on that review, it was determined the carrying value was not recoverable, and the Company correspondingly recognized a non-cash asset impairment charge of $137,678 to reduce the carrying value of its long-lived assets to their estimated fair value. The inputs used to measure the fair value of the Company’s long-lived assets were largely unobservable, and accordingly, this measure was classified as Level 3. The fair value, which was determined through the use of a third-party specialist, was estimated primarily based on the income approach, with the significant inputs including future cash flow projections and discount rate assumptions. The impairment charge has been allocated to each of the components that comprise property, plant, equipment, and mine development, which is reflected in the amounts included in Note 6, "Property, Plant, Equipment, and Mine Development," for the year ended December 31, 2015 .
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
Costs associated with these restructuring activities primarily include voluntary and involuntary workforce rationalization. For the year ended December 31, 2015, the Company recognized a restructuring charge of $1,001. The majority of cash expenditures associated with the 2015 charge were paid in the first half of 2016.

5. INVENTORIES
Inventories consist of the following amounts as of December 31, 2016 and 2015:

	2016	2015
Materials and supplies	$8,610	$9,634
Coal—raw and saleable	3,199	4,928
Total	$11,809	$14,562

6. PROPERTY, PLANT, EQUIPMENT, AND MINE DEVELOPMENT
Property, plant, equipment, and mine development consist of the following as of December 31, 2016 and 2015:

	2016	2015
Land	$41,928	$41,909
Mineral rights	96,755	96,755
Machinery and equipment	190,822	183,810
Buildings and facilities	63,588	63,436
Office equipment, software and other	17,386	17,386
Mine development costs	54,050	54,025
ARO assets	5,462	6,798
Construction-in-progress	9,177	11,656
	479,168	475,775
Less: accumulated depreciation, depletion, and amortization	245,402	214,377
Total	$233,766	$261,398
Depreciation expense, including amounts from capitalized leases, for the years ended December 31, 2016, 2015, and 2014, was $27,386, $32,367, and $29,394, respectively. For the years ended December 31, 2016, 2015, and 2014, depletion expense related to mineral rights amounted to $1,888, $4,835, and $7,139, respectively; and amortization expense related to mine development costs amounted to $1,765, $10,032, and $9,940, respectively.
The Company has pledged substantially all buildings and equipment as security under the Notes (see Note 12), as well as under certain capital lease obligations.
The Company had outstanding construction commitments as of December 31, 2016, of approximately $72. All construction commitments are expected to be completed within the next fiscal year.
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
The Company completed mining of the Lewis Creek underground mine in March 2015 and has extracted the equipment, which will be utilized at its other mining operations in the future. As a result of the closure, the Company accelerated depreciation of the remaining net book value of the capitalized costs associated with the original development of the mine. Total expense recognized during 2015 to write-off the remaining asset was approximately $6,318, which is included as a component of "depreciation, depletion, and amortization" in the consolidated statement of operations for the year ended December 31, 2015.

8. OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following as of December 31, 2016 and 2015:

	2016	2015
Escrows and deposits	$5,216	$5,233
Restricted surety and cash bonds	6,002	6,115
Advanced royalties	1,413	5,272
Deferred financing costs, net associated with the 2012 Credit Facility	—	697
Intangible assets, net	52	70
Total	$12,683	$17,387

In November 2016, the 2012 Credit Facility was terminated and the remaining unamortized deferred financing costs were written-off. See Note 12, "Long-Term Debt," for further details regarding the termination of the credit facility.
9. ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consist of the following amounts as of December 31, 2016 and 2015:

	2016	2015
Payroll and related benefits	$4,804	$6,454
Taxes other than income taxes	3,566	3,134
Interest	979	987
Asset retirement obligations	133	94
Royalties	610	630
Other	1,745	1,746
Total	$11,837	$13,045

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

	December 31, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes(1)	$126,000	$191,191	$82,000	$188,890
Long-term obligation to related party	113,106	147,536	94,811	128,809
Total	$239,106	$338,727	$176,811	$317,699

(1)	The carrying value of the Notes is net of the unamortized original issue discount (OID) and deferred financing costs as of December 31, 2016 and 2015.
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
Customer Concentration
The Company has multi-year coal supply agreements with multiple customers. The top two customers accounted for approximately 45% and 40%, respectively, of net sales for the year ended December 31, 2016. The Company seeks to mitigate credit risk by monitoring creditworthiness of these customers and adjusting credit amounts provided accordingly. Significant interruption to these customer facilities covered under force majeure provisions of their contracts could adversely affect the Company’s results.
12. LONG-TERM DEBT
The Company’s total indebtedness as of December 31, 2016 and 2015 consisted of the following:

Type	2016	2015
Notes	$191,191	$188,890
Other	16,066	23,020
	207,257	211,910
Less: current maturities	8,217	8,402
Total long-term debt	$199,040	$203,508

Senior Secured Notes due 2019
On December 21, 2012, the Company completed a $200,000 offering of 11.75% Notes. The Notes were issued at an OID of 96.567%. The OID was recorded on the Company’s balance sheet as a component of long-term debt, and is being amortized to interest expense over the life of the notes. As of December 31, 2016 and 2015, the unamortized OID was $3,622 and $4,581, respectively. The Company incurred $8,358 of deferred financing fees related to the Notes, which have been capitalized and are being amortized over the life of the Notes. As of December 31, 2016 and 2015, the unamortized deferred financing costs were $5,187 and $6,529, respectively.
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
Upon the occurrence of an event of a Change of Control (as defined in the indenture governing the Notes), unless the Company has exercised its right to redeem the Notes, the Company will be required to make an offer to purchase the Notes at a redemption price of 101.000%, plus accrued and unpaid interest to the date of repurchase.
Subject to certain customary release provisions, the Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by the Company and substantially all of its current and future domestic restricted subsidiaries (as defined). They are also secured, subject to certain exceptions and permitted liens, on a first-priority basis by substantially all of the assets of the Company and the guarantors that do not secure the 2012 Credit Facility (see below), or any successor or replacement credit facility, on a first-priority basis. Subject to certain exceptions and permitted liens, the Notes are also secured on a second-priority basis by a lien on the assets securing the Company’s obligations under the 2012 Credit Facility, or any successor or replacement credit facility, on a first-priority basis.
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
On February 2, 2017, the Company received notice from legal counsel representing certain of the Holders of the Notes regarding an alleged Event of Default. See Note 21, "Commitments and Contingencies," for further information regarding this claim.
2012 Credit Facility
Concurrently with the closing of the Notes offering on December 21, 2012, the Company entered into a new asset-based revolving credit facility, the 2012 Credit Facility. The 2012 Credit Facility, which was subsequently terminated in November 2016, provided for a five-year, $50,000 revolving credit facility that would expire on December 21, 2017 . Borrowings under the 2012 Credit Facility may not exceed a borrowing base, as defined within the agreement. In addition, the 2012 Credit Facility included a $10,000 letter of credit sub-facility and a $5,000 swingline loan sub-facility. As of December 31, 2015, the Company had $16,740 available for borrowing under the facility. The Company incurred $1,198 of deferred financing fees related to the 2012 Credit Facility that were capitalized and amortized to interest expense over the life of the facility.
Interest and Fees
Borrowings under the 2012 Credit Facility bore interest, at the Company’s option, at a rate based on (i) LIBOR, plus a margin ranging from 3.5% to 4.0%, or (ii) a base rate, plus a margin ranging from 2.5% to 3.0%. Margins could be increased by 2.0%  per annum during the existence of any event of default. The Company was also required to pay certain other fees with respect to the 2012 Credit Facility, including: (i) an unused commitment fee ranging from 0.50% to 0.375% in respect of unutilized commitments, (ii) a fronting fee equal to 0.25%  per annum of the amount of outstanding letters of credit and (iii) customary annual administration fees.
Collateral and Guarantors
The 2012 Credit Facility was secured by substantially all of the Company’s and its subsidiaries’ assets (other than certain excluded assets), with (i) a first priority lien on the ABL Priority Collateral (as defined) and (ii) a second priority lien on the Notes Priority Collateral (as defined). The 2012 Credit Facility was also guaranteed on a full and unconditional basis by the same subsidiaries of the Company that guarantee the Notes.
Restrictive Covenants and Other Matters
The 2012 Credit Facility included customary covenants that, subject to certain exceptions, restricted the Company’s ability and the ability of the Company’s subsidiaries to, among other things, incur indebtedness (including capital leases), create liens on assets, make investments, loans, guarantees, advances or acquisitions, pay dividends and distributions, liquidate, merge or consolidate, divest assets, engage in certain transactions with affiliates, create joint ventures or subsidiaries, change the nature of the Company’s business, change the Company’s fiscal year, issue stock, amend organizational documents, make capital expenditures and provide negative pledges on assets. In addition, at any time when (i) undrawn availability is less than the greater of (a) $10,000 or (b) an amount equal to 20% of the borrowing base or (ii) an event of default had occurred and was continuing, the Company would have been required to maintain a fixed charge coverage ratio, calculated as of the end of each calendar month for the twelve months then ended, greater than 1.0 to 1.0. The fixed charge coverage ratio was defined as the ratio of consolidated EBITDA to fixed charges, which includes the sum of unfinanced capital expenditures, scheduled principal payments on indebtedness, cash interest payments, dividends, and cash taxes.
The 2012 Credit Facility also contained customary affirmative covenants and events of default. If an event of default occurs, the lenders under the 2012 Credit Facility would be entitled to take various actions, including the acceleration of amounts due under the facility and all actions permitted to be taken by a secured creditor.

During 2016, the Company's fixed charge coverage ratio was less than 1.0-to-1.0, which would have required the Company to maintain minimum availability greater than $10,000 if any amounts were drawn on the 2012 Credit Facility. Since its inception, the Company had not borrowed under the 2012 Credit Facility, and, therefore, was not subject to the requirements of the financial covenants included within the agreement. Due to the restrictions imposed as a result of not maintaining the minimum fixed charge coverage ratio, the Company made the decision to terminate the 2012 Credit Facility effective November 14, 2016. Pursuant to this termination, the Company recognized a loss of $403, which is included as a component of "other, net" in the consolidated statement of operations, to write-off the remaining unamortized deferred financing costs associated with the 2012 Credit Facility.
Other Debt
Other debt consists of miscellaneous debt obligations entered into to finance the acquisition of certain equipment and land. These obligations have various maturities of one to five years and bear interest at rates between 2.99% and 6.50%.
Maturities of Long-Term Debt
The aggregate amounts of long-term debt maturities subsequent to December 31, 2016 were as follows:

2017	$8,217
2018	5,133
2019	202,692
2020	—
2021	—
2022 and thereafter	24
Total	$216,066
13. RELATED-PARTY TRANSACTIONS
Investments
Effective September 1, 2016, Yorktown exercised its right under the Second Amended and Restated Agreement of Limited Partnership of Thoroughbred Resources, LP to remove ECGP as the general partner of Thoroughbred. The Company received cash of $500 for its 0.2% general partner interest and recognized a pre-tax loss of $320, which is included as a component of "other, net" in the consolidated statement of operations for the year ended December 31, 2016.
Prior to September 1, 2016, the Company’s investment in Thoroughbred was accounted for under the equity method. Income from the equity interest in Thoroughbred for the years ended December 31, 2016, 2015, and 2014 totaled $89, $153, and $150, respectively. The Company continues to maintain a 0.9% interest in Thoroughbred through its subsidiary, Armstrong Energy Holdings, Inc., but, as a result of its removal as general partner, no longer has the ability to exercise significant influence over Thoroughbred. As such, effective September 1, 2016, the remaining investment in Thoroughbred retained by the Company is being accounted for under the cost method.
Sale of Coal Reserves
The Company has executed the sale of an undivided interest in certain land and mineral reserves located in Ohio and Muhlenberg Counties, Kentucky (the Jointly-Owned Property) to Thoroughbred, through a series of transactions beginning in February 2011. Subsequently, the Company entered into lease agreements with Thoroughbred pursuant to which Thoroughbred granted the Company leases to its undivided interests in the mining properties acquired and licenses to mine and sell coal from those properties in exchange for a production royalty. Due to the Company’s continuing involvement in the Jointly-Owned Property, these transactions have been accounted for as financing arrangements. A long-term obligation has been established that is being amortized over the anticipated life of the mineral reserves, at an annual rate of 7% of the estimated gross revenue generated from the sale of the coal originating from the leased mineral reserves. In addition, effective February 2011, the Company and Thoroughbred entered into a Royalty Deferment and Option Agreement, as amended (the Royalty Agreement), whereby the Company has been granted an option to defer payment of any royalties earned by Thoroughbred on coal mined from these properties. Compensation for the aforementioned transactions has consisted of a combination of cash payments and the forgiveness of amounts owed by the Company, which primarily consisted of deferred royalties.

On May 1, 2015, the Company sold a 12.10% undivided interest in the Jointly-Owned Property to Thoroughbred in exchange for Thoroughbred forgiving amounts owed by the Company of $18,172. On June 1, 2016, the Company sold an additional 17.81% undivided interest in the Jointly-Owned Property to Thoroughbred in exchange for Thoroughbred forgiving amounts owed by the Company of $16,413. The amounts forgiven consisted primarily of deferred production royalties. The newly acquired interests in the mineral reserves were leased and/or subleased by Thoroughbred to the Company in exchange for a production royalty. These transactions were accounted for as financing arrangements, and additional long-term obligations to Thoroughbred of $18,172 and $16,413 were recognized on May 1, 2015 and June 1, 2016, respectively.

The percentage interest in the Jointly-Owned Property sold to Thoroughbred in the above transactions was based on fair values determined by a third-party specialist as of December 31 of the year prior to the completion of the applicable land and mineral reserve sale. In addition, these transactions were approved by the conflicts committee of the board of directors of the Company, a committee including independent directors. As a result of the above, Thoroughbred’s undivided interest in the Jointly-Owned Property as of December 31, 2016 and 2015 was 79.19% and 61.38%, respectively.
As of December 31, 2016 and 2015, the outstanding long-term obligation to related party totaled $147,536 and $128,809, respectively. Interest expense recognized for the years ended December 31, 2016, 2015, and 2014 associated with the long-term obligation to related party was $7,604, $10,049, and $7,993, respectively. The effective interest rate of the long-term obligation to related party, which is adjusted based on significant mine plan changes and the completion of the periodic reserve transfers, was 6.42% as of December 31, 2016.

Based on the current mine plan and estimated selling prices of the coal, estimated payments under the obligation are as follows:

Year ending December 31:
2017	$7,881
2018	9,711
2019	11,402
2020	13,242
2021	6,113
2022 and thereafter	719,397
Total payments	$767,746
Lease of Coal Reserves
In February 2011, Thoroughbred entered into a lease and sublease agreement with the Company relating to its Elk Creek reserves and granted the Company a license to mine coal on those properties. The terms of this agreement mirror those of the lease agreements associated with the jointly owned reserves between the Company and Thoroughbred. Total production royalties owed from mining of the Elk Creek reserves, where the Company’s Kronos underground mine resides, for the years ended December 31, 2016, 2015, and 2014 totaled $7,121, $7,879, and $8,269, respectively.
Administrative Services Agreements
Effective as of January 1, 2011, the Company entered into an Administrative Services Agreement with Thoroughbred and its then current general partner, ECGP, pursuant to which the Company agreed to provide Thoroughbred with general administrative and management services, including, but not limited to, human resources, information technology, financial and accounting services and legal services. The administrative service fee, which is adjusted annually, is approved by the conflicts committee of the board of directors. As consideration for the use of the Company’s employees and services, and for certain shared fixed costs, Thoroughbred paid the Company $942, $1,200, and $1,015 for the years ended December 31, 2016, 2015, and 2014, respectively.
In connection with ECGP's removal as general partner of Thoroughbred, the Company and Thoroughbred agreed to terminate the Administrative Services Agreement effective December 31, 2016.
Settlement Agreement
On December 16, 2016, the Company received notification from legal counsel for Thoroughbred Holdings GP, LLC (Thoroughbred Holdings), the general partner of Thoroughbred, disputing the calculation of deferred royalties and valuation of the Jointly-Owned Property pursuant to the terms of the Royalty Agreement. In the December 16th correspondence, counsel for Thoroughbred Holdings asserted that certain third-party valuations prepared in order to ascertain the amount of the Jointly-Owned Property to be transferred from us to Thoroughbred pursuant to the Royalty Agreement to satisfy production royalties due to Thoroughbred were inaccurate for fiscal year 2016 and prior years. Therefore, according to Thoroughbred, its ownership in the Jointly-Owned Property would have reached 100% during or prior to fiscal year 2016.
The Company promptly notified Thoroughbred that it disputed these assertions and requested information supporting Thoroughbred’s arguments. Following the Company’s request, in a letter dated January 6, 2017, Thoroughbred Holding’s CEO advised the Company that Thoroughbred, based on its analysis, concluded that Armstrong’s valuation of the remaining Jointly-Owned Property was significantly overstated, and using its valuation methodology, Thoroughbred would have been entitled to 100% ownership of the Jointly-Owned Property during the first half of 2016. Therefore, according to Thoroughbred’s calculations, cash payment of production royalties was required for a portion of the royalties incurred during 2016 and thereafter. In addition, Thoroughbred questioned several of the inputs utilized in the valuation by the Company during prior years, therefore challenging the validity of the prior land and reserve transfers.
By subsequent letter dated February 15, 2017, Thoroughbred clarified that its valuation analysis ascertained that the fair market value of the entirety of the Jointly-Owned Property as of December 31, 2016 was not more than $35,000. In addition, Thoroughbred insisted that applying more conservative inputs to the valuations of prior periods resulted in the underpayment of production royalties by not less than $26,000 and potentially in excess of $40,000 through December 31, 2016. Thoroughbred’s counsel, by separate letter dated February 15, 2017, also took exception to the Company’s calculation of the amount of deferred royalties for the year ended December 31, 2016, the amount of certain offsets from these deferred royalties by amounts due from Thoroughbred to Armstrong pursuant to an Administrative Services Agreement, and the offset of certain production royalties that the Company overpaid to Thoroughbred on properties other than the Jointly-Owned Property. The Company subsequently notified Thoroughbred of its continued disagreement with their claims.
Following a series of negotiations, Armstrong and certain of its affiliates, and Thoroughbred Holdings and certain of its affiliates, entered into a settlement agreement effective March 29, 2017 (the Settlement Agreement) to resolve all of these claims and to avoid the uncertainties of a potential lengthy arbitration. Under the terms of the Settlement Agreement, in exchange for the Company’s transfer of a 20.81% undivided interest in the transferable Jointly-Owned Property, the Company and Thoroughbred Holdings agreed to mutual waivers and releases related to the Royalty Agreement, the payment of production royalties or any other sums due under the leases prior to January 1, 2017, and the Administrative Services Agreement. Thoroughbred also waived and released any prior claims against the Company for lost or wasted coal or mining practices and operational decisions made by the Company; any other demands, claims, or assertions set forth in the various communications from Thoroughbred Holdings and its legal counsel to the Company; and any other claims arising from Armstrong's administration of the leases prior to January 1, 2017. In addition, the Company agreed to begin paying Thoroughbred all production royalties earned on or after January 1, 2017 in cash pursuant to the existing lease terms, with royalties earned for January and February 2017 totaling $2,651 being paid on March 31, 2017.
As a result of the Settlement Agreement, the Company recognized a non-cash charge in the year ending December 31, 2016 totaling $10,542 related to the 9.86% increase in the Jointly-Owned Property transferred to resolve the aforementioned disputes. The 9.86% interest in the Jointly-Owned Property represents production royalties that were expected to be earned by Thoroughbred in the first half of 2017, which would have resulted in Thoroughbred’s interest in the Jointly-Owned Property reaching 100.0%. Effective with the execution of the Settlement Agreement, amounts accrued to Thoroughbred totaling $11,701 as of December 31, 2016 were forgiven as consideration for the transfer of the remaining interest in the Jointly-Owned Property. In addition, the Jointly-Owned Property that was the subject of the dispute has been leased and/or subleased by Thoroughbred to the Company in exchange for a production royalty effective January 1, 2017. As a result of the Company's continuing involvement in the land and mineral reserves transferred to Thoroughbred, this transaction is accounted for as a financing arrangement, and, therefore, will result in an increase to the long-term obligation to Thoroughbred totaling $22,243 during the first quarter of 2017.
Other
In 2006 and 2007, the Company entered into an overriding royalty agreement with an executive employee to compensate him $0.05/ton of coal mined and sold from properties owned by certain subsidiaries of the Company. The agreement remains in effect for the later of 20 years from the date of the agreement or until all salable coal has been extracted. The royalty agreement transfers with the property regardless of ownership or lease status. The royalties are payable the month following the sale of coal mined from the specified properties. The Company accounts for the royalty arrangement as expense in the period in which the coal is sold. Expense recorded in the years ended December 31, 2016, 2015, and 2014, was $209, $316, and $408, respectively.

14. LEASE OBLIGATIONS
The Company leases equipment and facilities directly under various non-cancelable lease agreements. Certain leases contain renewal or purchase terms in the contract. Rental expense under operating leases was $5,595, $15,024, and $17,873 for the years ended December 31, 2016, 2015, and 2014, respectively.
Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2016, are:

	Capital Leases	Operating Leases
Year ending December 31:
2017	$568	$4,239
2018	—	636
2019	—	95
2020	—	—
2021 and thereafter	—	—
Total minimum lease payments	568	$4,970
Less: amount representing interest	13
Present value of net minimum capital lease payments	555
Less: current installments of obligations under capital leases	555
Obligations under capital leases, excluding current installments	$—
The net amount of leased assets capitalized on the balance sheet as of December 31, 2016 and 2015 is as follows:

	2016	2015
Asset cost	$15,421	$18,753
Less: accumulated depreciation	13,334	13,703
Net	$2,087	$5,050
15. ROYALTIES
Royalty expense, inclusive of royalties owed to a related party, for the years ended December 31, 2016, 2015, and 2014 were $11,768, $13,841, and $12,975, respectively. For the years ended December 31, 2016 and 2015, the Company recorded $722 and $1,040, respectively, of advance royalty payments. These payments are recoupable against royalties generated from future mining activity. As of December 31, 2016 and 2015, advance royalties totaled $1,413 and $5,272, respectively.
During 2016, the Company recognized a non-cash impairment charge of $4,431 to write-off certain advance royalties that are no longer deemed recoupable. See Note 4, "Asset Impairment and Restructuring Charges," for further discussion of the current year charge.
Anticipated future minimum advance royalties as of December 31, 2016, are payable as follows:

2017	$787
2018	766
2019	764
2020	746
2021 and thereafter	1,310
Total	$4,373
In addition to the above advanced royalties, production royalties are payable based on the quantity of coal mined in future years.

Various royalties and commissions have been negotiated with certain current and former executives of management, a former minority shareholder, and sales brokers. See Note 13, "Related-Party Transactions," for the terms of royalties to related-parties.
16. ASSET RETIREMENT OBLIGATIONS AND RECLAMATION
Asset retirement obligation and reclamation balances consist of the following as of December 31, 2016 and 2015:

	2016	2015
Balance at beginning of year	$14,084	$17,721
Accretion expense	1,382	1,774
Liabilities settled (net)	(162)	(2,341)
Revisions to estimates	(1,115)	(3,070)
Balance at end of year	14,189	14,084
Less: current obligation	133	94
Total obligation, less current portion	$14,056	$13,990
The credit-adjusted, risk-free rates used to discount the estimated liability were 12.8% and 11.9% in 2016 and 2015, respectively.
For the years ended December 31, 2016 and 2015, the reduction in the liability resulted primarily from overall changes in discount rates, estimates of the costs and scope of remaining reclamation work and fluctuations in projected mine life estimates.
17. INCOME TAXES
The loss before income taxes and non-controlling interest was ($58,713), ($162,798) and ($28,832) for the years ended December 31, 2016, 2015, and 2014, respectively. The income tax benefit recognized in the year ended December 31, 2015 is primarily related to the intraperiod allocation rules under ASC 740, which requires the income in other sources, such as other comprehensive income, be considered in determining the realization of the loss in continuing operations. Accordingly, a benefit was recorded in continuing operations with an offsetting expense recognized through other comprehensive income.
The components of the income tax (benefit) provision are as follows:

	December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$—
State	117	526	—
	117	526	—
Deferred:
Federal	—	(1,000)	—
State	—	(183)	—
	—	(1,183)	—
Total	$117	$(657)	$—
The income tax rate differed from the U.S. federal statutory rate as follows:

	December 31,
	2016	2015	2014
Tax benefit at federal statutory rates	$(20,549)	$(56,979)	$(9,697)
State income taxes	(3,449)	(8,115)	(1,797)
Other permanent items	721	(185)	663
Other	339	(1,183)	(325)
Increase in valuation allowance	23,055	65,805	11,156
Total	$117	$(657)	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consist of the following:

	December 31,
	2016	2015
Deferred tax assets:
Tax loss and credit carryforwards	$97,505	$79,636
Long-term obligation to related party	62,240	51,763
Advanced royalty impairment	1,162	—
Deferred organization costs and other intangibles	571	666
Vacation accrual	525	676
Charitable contributions	174	139
Other post-retirement benefits	2,764	2,378
Asset retirement obligation	7,190	6,912
Other	739	373
Total gross deferred tax assets	172,870	142,543
Deferred tax liabilities:
Property, plant, and equipment	(46,389)	(39,075)
Investments	(169)	(208)
Other	(50)	(53)
Total gross deferred tax liabilities	(46,608)	(39,336)
Valuation allowance	(126,262)	(103,207)
Net deferred tax assets	$—	$—

Changes to the valuation allowance during the years ended December 31, 2016 and 2015, were as follows:

Valuation allowance at December 31, 2014	$37,402
Increase in valuation allowance	65,805
Valuation allowance at December 31, 2015	103,207
Increase in valuation allowance	23,055
Valuation allowance at December 31, 2016	$126,262
The Company evaluated and assessed the expected near-term utilization of net operating loss carryforwards, book and taxable income trends, available tax strategies, and the overall deferred tax position and believes that it is more likely than not that the benefit related to the deferred tax assets will not be realized and has thus established the valuation allowance required as of December 31, 2016 and 2015. Based on the anticipated reversals of the Company’s deferred tax assets and deferred tax liabilities, a valuation allowance of $126,262 and $103,207 at December 31, 2016 and 2015, respectively, has been established only for the excess of deferred tax assets over deferred tax liabilities.
The Company’s net deferred tax assets included federal and state net operating loss (NOL) carryforwards of $234,018 and $383,943, respectively, as of December 31, 2016, and $192,330 and $305,379, respectively, as of December 31, 2015. The NOLs begin to expire in 2026. The Company’s net deferred taxes also include $407 of alternative minimum tax (AMT) credits as of December 31, 2016 and 2015. These AMT credits have no expiration date.
The Company’s federal income tax returns for the tax years from 2006 (inception) forward remain subject to examination by the Internal Revenue Service. The Company’s state income tax returns for the same period remain subject to examination by the various state taxing authorities.
During 2016, 2015, and 2014, the Company made state and local income tax payments of $340, $303, and an immaterial amount, respectively.

There were no uncertain tax positions as of December 31, 2016 or 2015, and the Company has not currently accrued interest or penalties. If the accrual of interest or penalties becomes appropriate, the Company will record an accrual as part of its income tax provision.
18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in accumulated other comprehensive income (loss), net of tax, for the year ended December 31, 2016 and 2015 consisted of the following:

	Postretirement Benefit Plan and Other Employee Benefit Obligations	Accumulated Other Comprehensive Income(Loss)
Balance as of December 31, 2014	$(3,741)	$(3,741)
Amounts reclassified from accumulated other comprehensive income (loss)	256	256
Current period change	1,602	1,602
Balance as of December 31, 2015	(1,883)	(1,883)
Amounts reclassified from accumulated other comprehensive income (loss)	308	308
Current period change	15	15
Balance as of December 31, 2016	$(1,560)	$(1,560)

The following is a summary of reclassifications out of accumulated other comprehensive income for the years ended December 31, 2016, 2015 and 2014:

Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income (Loss) Is Presented	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) For the Years Ended December 31,
		2016	2015	2014

Amortization of prior service cost associated with postretirement benefit plan and other employee benefit obligations	Cost of Coal Sales	(409)	(419)	(104)
Amortization of net actuarial gain associated with other employee benefit obligations	Cost of Coal Sales	101	—	—
		(308)	(419)	(104)
Income taxes		—	163	—
Total reclassifications		$(308)	$(256)	$(104)

19. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company offers a 401(k) savings plan for all employees, whereby the Company matches voluntary contributions up to specified levels. The costs included in the consolidated statements of operations totaled $1,984, $2,689, and $3,034, for the years ended December 31, 2016, 2015, and 2014, respectively.
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
The restructuring activities undertaken during 2015, as more fully described in Note 4, "Asset Impairment and Restructuring Charges," reduced the estimated years of future service of the terminated employees and accelerated postretirement benefits for those participants who were eligible. This resulted in the application of curtailment accounting, triggering the immediate recognition of any unamortized gain or loss and the reduction in the projected benefit obligation.
Net periodic postretirement benefit cost included the following components for the years ended December 31, 2016 and 2015:

	December 31,
	2016	2015
Service cost for benefits earned	$917	$1,216
Interest cost on accumulated postretirement benefit obligation	171	122
Amortization of prior service cost	95	104
Curtailment gain recognized	—	(209)
Net periodic postretirement cost	$1,183	$1,233

Amounts recognized in accumulated other comprehensive loss are as follows:

	December 31,
	2016	2015
Net actuarial (gain) loss	$207	$(38)
Prior service cost	555	650
Total recognized in accumulated other comprehensive loss	$762	$612
The estimated net actuarial gain and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during the year ending December 31, 2017 are zero and $95, respectively.

The following table sets forth changes in benefit obligation and plan assets for the years ended December 31, 2016 and 2015 and the funded status of the plan reconciled with the amounts reported in the Company's consolidated financial statements at December 31, 2016 and 2015:

	2016	2015
Change in Benefit Obligations
Benefit obligation at January 1	$4,229	$3,367
Service cost	917	1,216
Interest cost	171	122
Plan amendment	—	—
Plan curtailment	—	(275)
Benefits paid	(285)	(39)
Actuarial loss (gain)	246	(162)
Benefit obligation at December 31	5,278	4,229
Change in Plan Assets
Value of plan assets at January 1	—	—
Employer contributions	285	39
Benefits paid	(285)	(39)
Value of plan assets at December 31	—	—
Funded status at December 31	$5,278	$4,229
Amounts Recognized in Balance Sheet
Current liability	$470	$316
Non-current liability	4,808	3,913
	$5,278	$4,229
Amounts Recognized in Accumulated Other Comprehensive Loss
Prior service cost for period	$—	$—
Net actuarial loss (gain) arising during year	246	(162)
Amortization:
Prior service cost	(95)	(170)
Total recognized in other comprehensive loss	$151	$(332)
Weighted Average Assumptions to Determine Benefit Obligation
Discount rate	3.93%	4.21%
Rate of compensation increase	N/A	N/A
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	4.21%	3.73%
Expected return on plan assets	N/A	N/A

Estimated future benefit payments, which reflect expected future service, as of December 31, 2016 are as follows:

2017	$470
2018	430
2019	470
2020	537
2021	594
2022–2026	3,689
Total	$6,190

The following presents information about the assumed health care cost trend rate:

	Year Ended December 31,
	2016	2015
Health care cost trend rate assumed for next year	6.83%	7.10%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year the rate reaches the ultimate trend rate	2038	2027
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
Information regarding restricted shares activity and weighted-average grant-date fair value follows for the year ended December 31, 2016:

	Restricted Shares
	Shares	Weighted- Average Grant- Date Fair Value
Outstanding at January 1, 2016	63,000	$4.01
Granted	—	—
Vested	(30,000)	5.65
Forfeited	(10,000)	5.65
Outstanding at December 31, 2016	23,000	1.15
The total fair value of restricted stock awards granted and vested during the year ended December 31, 2016 was $0 and $35, respectively.
Unearned compensation of $12 will be recognized related to the outstanding restricted shares that are expected to vest. The expense is expected to be recognized over a weighted average period of 0.5 years. During the years ended December 31, 2016 and 2015, the Company reversed $55 and $137, respectively, of previously recognized compensation expense due to a change in the estimated forfeiture rate from 0% to 100% on certain non-vested restricted stock grants. The Company recognized expense (income) of ($19), $145, and $(74) related to restricted shares for the years ended December 31, 2016, 2015, and 2014, respectively.

21. COMMITMENTS AND CONTINGENCIES
The Company is subject to various market, operational, financial, regulatory, and legislative risks. Numerous federal, state, and local governmental permits and approvals are required for mining operations. Federal and state regulations require regular monitoring of mines and other facilities to document compliance. Monetary penalties of $1,008 and $901 related to Mine Safety and Health Administration (MSHA) fines were accrued in the results of operations for the years ended December 31, 2016 and 2015, respectively.

The Company is involved from time to time in various legal matters arising in the ordinary course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s consolidated cash flows, results of operations or financial condition.
Litigation
On July 20, 2016, the Company was notified by an Assistant U. S. Attorney for the Western District of Kentucky of an investigation into potential charges against Armstrong Coal Company, Inc., a wholly-owned subsidiary of the Company (Armstrong Coal Company), and one or more of its current and former employees arising from alleged inaccurate respirable dust sampling at certain of the Company's underground mines. In November 2016, seven current and former Armstrong Coal Company employees received individual target letters from the Assistant U.S. Attorney. In January 2014, MSHA issued a 104(d) citation to the Parkway underground mine related to inaccurate respirable dust sampling, which the Company has challenged. In addition, a Parkway underground mine employee was terminated. The impact of any charges against the Company or its current and former employees cannot be determined at this time, and the Company intends to vigorously defend any such charges should they be pursued.
Claim of Event of Default by Bondholders
On December 30, 2016, Rhino Resource Partners Holdings, LLC (Rhino Holdings), an entity wholly-owned by Yorktown, together with Rhino Resource Partners LP (Rhino), Royal Energy Resources, Inc. (Royal), and Rhino GP LLC (Rhino GP) entered into a put and call option agreement whereby Rhino received a call option, and Rhino Holdings received a put option, on all of the outstanding Company stock currently held by Yorktown (the Option), the majority owner of the Company's outstanding common stock, under certain circumstances. The Option provides that Rhino can exercise the Option after 60 days following entry of an agreement regarding the restructuring of the Notes, but in no event earlier than January 1, 2018 and no later than December 31, 2019. In exchange for Rhino Holdings granting Rhino the Option to purchase Yorktown’s holdings of Armstrong Energy stock, Rhino issued 5.0 million common units to Rhino Holdings upon the execution of the Option.

In connection with entry into the Option by the aforementioned parties, on February 2, 2017, the Company received notice from legal counsel representing certain of the Holders of the Notes that the Holders believe entry into the Option by the third-parties constitutes a Change of Control, as defined in the Indenture governing the Notes, and that an Event of Default occurred, as defined in the Indenture, when the Company failed to offer to purchase the Notes within 30 days following the purported Change of Control.  However, counsel for the Holders also advised the Company that the Holders are not currently pursuing remedies under the Indenture related to the alleged Event of Default, but reserve their rights to do so at a future time. In addition, certain of the Company's financing agreements include cross-default or cross-event of default provisions, which, if the aforementioned assertions were proven to be accurate, would result indirectly in an event of default under such financing arrangements.

The Company believes that neither a Change of Control nor an Event of Default as defined in the Indenture has occurred. To that end, the Company has advised legal counsel for the Holders that it disputes the allegations. No further action associated with these claims has been taken to date by the Company or the Holders.
Coal Sales Contracts
The Company has historically sold the majority of its coal under multi-year supply agreements of varying duration. These contracts typically have specific and possibly different volume and pricing arrangements for each year of the agreement, which allows customers to secure a supply for their future needs and provides the Company with greater predictability of sales volume and sales prices. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer or the Company. The remaining terms of the Company’s long-term contracts range from one to four years. The Company, via contractual agreements, has committed volumes of sales in 2017 of 5.3 million tons.
Coal Transportation Agreements
The Company is engaged in a lease services agreement with a third party to provide all barge switching, coal loading, tug, hauling, and similar services necessary for the Company’s operations. During the term of the agreement, the Company will pay a monthly amount based on the annual volume of tons of coal loaded at the dock facility. The Company incurred $2,535, $3,056, and $3,545 of expense during the years ended December 31, 2016, 2015, and 2014, respectively, associated with the coal transportation agreement.

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
Federal and state laws require the Company to secure certain long-term obligations such as mine closure and reclamation costs and other obligations. The Company typically secures these obligations by using surety bonds, an off-balance sheet instrument. The use of surety bonds is less expensive for the Company than the alternative of posting a 100% cash bond. To the extent that surety bonds become unavailable, the Company would seek to secure its reclamation obligations with letters of credit, cash deposits or other suitable forms of collateral. The Company also posts performance bonds to secure our performance of various contractual obligations.
As of December 31, 2016, the Company had approximately $32.2 million in surety bonds outstanding to secure the performance of its reclamation obligations, which were supported by approximately $6.0 million of cash posted as collateral.

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

Supplemental Condensed Consolidating Balance Sheets

	December 31, 2016
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$57,505	$—	$57,505
Accounts receivable	—	13,059	—	13,059
Inventories	—	11,809	—	11,809
Prepaid and other assets	849	1,690	—	2,539
Total current assets	849	84,063	—	84,912
Property, plant, equipment, and mine development, net	9,948	223,818	—	233,766
Investments	—	2,794	—	2,794
Investments in subsidiaries	52,639	—	(52,639)	—
Intercompany receivables	35,096	(35,096)	—	—
Other non-current assets	180	12,503	—	12,683
Total assets	$98,712	$288,082	$(52,639)	$334,155
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$302	$16,639	$—	$16,941
Accrued and other liabilities	1,578	10,259	—	11,837
Current portion of capital lease obligations	—	555	—	555
Current maturities of long-term debt	—	8,217	—	8,217
Total current liabilities	1,880	35,670	—	37,550
Long-term debt, less current maturities	191,191	7,849	—	199,040
Long-term obligation to related party	—	147,536	—	147,536
Related-party payables, net	(628)	23,185	—	22,557
Asset retirement obligations	—	14,056	—	14,056
Long-term portion of capital lease obligations	—	—	—	—
Other non-current liabilities	99	7,124	—	7,223
Total liabilities	192,542	235,420	—	427,962
Stockholders’ equity/(deficit):
Armstrong Energy, Inc.’s equity/(deficit)	(93,830)	52,639	(52,639)	(93,830)
Non-controlling interest	—	23	—	23
Total stockholders’ equity/(deficit)	(93,830)	52,662	(52,639)	(93,807)
Total liabilities and stockholders’ equity/(deficit)	$98,712	$288,082	$(52,639)	$334,155

	December 31, 2015
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$67,617	$—	$67,617
Accounts receivable	—	14,270	—	14,270
Inventories	—	14,562	—	14,562
Prepaid and other assets	110	1,842	—	1,952
Total current assets	110	98,291	—	98,401
Property, plant, equipment, and mine development, net	10,467	250,931	—	261,398
Investments	—	3,525	—	3,525
Investments in subsidiaries	69,429	—	(69,429)	—
Intercompany receivables	70,347	(70,347)	—	—
Other non-current assets	7,441	9,946	—	17,387
Total assets	$157,794	$292,346	$(69,429)	$380,711
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$177	$22,378	$—	$22,555
Accrued and other liabilities	1,771	11,274	—	13,045
Current portion of capital lease obligations	—	1,943	—	1,943
Current maturities of long-term debt	—	8,402	—	8,402
Total current liabilities	1,948	43,997	—	45,945
Long-term debt, less current maturities	195,419	8,089	—	203,508
Long-term obligation to related party	—	128,809	—	128,809
Related-party payables, net	(4,411)	20,824	—	16,413
Asset retirement obligations	—	13,990	—	13,990
Long-term portion of capital lease obligations	—	555	—	555
Other non-current liabilities	142	6,630	—	6,772
Total liabilities	193,098	222,894	—	415,992
Stockholders’ equity/(deficit):
Armstrong Energy, Inc.’s equity/(deficit)	(35,304)	69,429	(69,429)	(35,304)
Non-controlling interest	—	23	—	23
Total stockholders’ equity/(deficit)	(35,304)	69,452	(69,429)	(35,281)
Total liabilities and stockholders’ equity/(deficit)	$157,794	$292,346	$(69,429)	$380,711

Supplemental Condensed Consolidated Statements of Operations

	Year Ended December 31, 2016
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$253,902	$—	$253,902
Costs and expenses:
Operating costs and expenses	—	207,630	—	207,630
Production royalty to related party	—	7,121	—	7,121
Depreciation, depletion, and amortization	1,212	29,828	—	31,040
Asset retirement obligation expenses	—	1,428	—	1,428
Asset impairment and restructuring charges	—	4,431	—	4,431
Non-cash charge on settlement with Thoroughbred	—	10,542	—	10,542
General and administrative expenses	2,025	11,516	—	13,541
Operating loss	(3,237)	(18,594)	—	(21,831)
Other income (expense):
Interest expense, net	(25,469)	(8,714)	—	(34,183)
Other, net	(2,792)	93	—	(2,699)
Income from investments in subsidiaries	(16,790)	—	16,790	—
Loss before income taxes	(48,288)	(27,215)	16,790	(58,713)
Income tax provision	—	(117)	—	(117)
Net loss	(48,288)	(27,332)	16,790	(58,830)
Income attributable to non-controlling interests	—	—	—	—
Net loss attributable to common stockholders	$(48,288)	$(27,332)	$16,790	$(58,830)

	Year Ended December 31, 2015
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$360,900	$—	$360,900
Costs and expenses:
Operating costs and expenses	—	282,903	—	282,903
Production royalty to related party	—	7,879	—	7,879
Depreciation, depletion, and amortization	1,806	45,453	—	47,259
Asset retirement obligation expenses	—	1,966	—	1,966
Asset impairment and restructuring charges	4,450	134,229	—	138,679
General and administrative expenses	1,978	13,835	—	15,813
Operating loss	(8,234)	(125,365)	—	(133,599)
Other income (expense):
Interest expense, net	(23,901)	(10,784)	—	(34,685)
Other, net	—	5,486	—	5,486
Income from investments in subsidiaries	(130,006)	—	130,006	—
Loss before income taxes	(162,141)	(130,663)	130,006	(162,798)
Income tax provision	—	657	—	657
Net loss	(162,141)	(130,006)	130,006	(162,141)
Income attributable to non-controlling interests	—	—	—	—
Net loss attributable to common stockholders	$(162,141)	$(130,006)	$130,006	$(162,141)

	Year Ended December 31, 2014
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$441,833	$—	$441,833
Costs and expenses:
Operating costs and expenses	—	362,294	—	362,294
Production royalty to related party	—	8,269	—	8,269
Depreciation, depletion, and amortization	1,910	44,602	—	46,512
Asset retirement obligation expenses	—	1,624	—	1,624
General and administrative expenses	3,814	15,776	—	19,590
Operating (loss) income	(5,724)	9,268	—	3,544
Other income (expense):
Interest expense, net	(24,476)	(8,658)	—	(33,134)
Other, net	—	758	—	758
Income from investments in subsidiaries	1,368	—	(1,368)	—
(Loss) income before income taxes	(28,832)	1,368	(1,368)	(28,832)
Income taxes	—	—	—	—
Net (loss) income	(28,832)	1,368	(1,368)	(28,832)
Income attributable to non-controlling interests	—	—	—	—
Net (loss) income attributable to common stockholders	$(28,832)	$1,368	$(1,368)	$(28,832)
Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)

	Year Ended December 31, 2016
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(48,288)	$(27,332)	$16,790	$(58,830)
Other comprehensive income (loss):
Postretirement benefit plan and other employee benefit obligations, net of tax	—	323	—	323
Other comprehensive income	—	323	—	323
Comprehensive loss	(48,288)	(27,009)	16,790	(58,507)
Less: Comprehensive income (loss) attributable to non-controlling interests	—	—	—	—
Comprehensive loss attributable to common stockholders	$(48,288)	$(27,009)	$16,790	$(58,507)

	Year Ended December 31, 2015
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(162,141)	$(130,006)	$130,006	$(162,141)
Other comprehensive income (loss):
Postretirement benefit plan and other employee benefit obligations, net of tax	—	1,858	—	1,858
Other comprehensive income	—	1,858	—	1,858
Comprehensive loss	(162,141)	(128,148)	130,006	(160,283)
Less: Comprehensive income (loss) attributable to non-controlling interests	—	—	—	—
Comprehensive loss attributable to common stockholders	$(162,141)	$(128,148)	$130,006	$(160,283)

	Year Ended December 31, 2014
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(28,832)	$1,368	$(1,368)	$(28,832)
Other comprehensive income (loss):
Postretirement benefit plan, net of tax	—	(3,004)	—	(3,004)
Other comprehensive loss	—	(3,004)	—	(3,004)
Comprehensive loss	(28,832)	(1,636)	(1,368)	(31,836)
Less: Comprehensive income (loss) attributable to non-controlling interests	—	—	—	—
Comprehensive loss attributable to common stockholders	$(28,832)	$(1,636)	$(1,368)	$(31,836)

Supplemental Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2016
	Parent / Issuer	Guarantor Subsidiaries	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities:	$(24,013)	$27,023	$3,010
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(693)	(2,336)	(3,029)
Proceeds from partial disposal of investment in equity affiliate	—	500	500
Net cash used in investing activities	(693)	(1,836)	(2,529)
Cash Flows from Financing Activities:
Payment on capital lease obligations	—	(1,943)	(1,943)
Payments of long-term debt	—	(8,650)	(8,650)
Transactions with affiliates, net	24,706	(24,706)	—
Net cash provided by (used in) financing activities	24,706	(35,299)	(10,593)
Net change in cash and cash equivalents	—	(10,112)	(10,112)
Cash and cash equivalents, at the beginning of the period	—	67,617	67,617
Cash and cash equivalents, at the end of the period	$—	$57,505	$57,505

	Year Ended December 31, 2015
	Parent / Issuer	Guarantor Subsidiaries	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities:	$(23,152)	$59,395	$36,243
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(2,074)	(17,731)	(19,805)
Proceeds from sale of fixed assets	—	880	880
Net cash used in investing activities	(2,074)	(16,851)	(18,925)
Cash Flows from Financing Activities:
Payment on capital lease obligations	—	(2,714)	(2,714)
Payments of long-term debt	—	(6,505)	(6,505)
Transactions with affiliates, net	25,226	(25,226)	—
Net cash provided by (used in) financing activities	25,226	(34,445)	(9,219)
Net change in cash and cash equivalents	—	8,099	8,099
Cash and cash equivalents, at the beginning of the period	—	59,518	59,518
Cash and cash equivalents, at the end of the period	$—	$67,617	$67,617

	Year Ended December 31, 2014
	Parent / Issuer	Guarantor Subsidiaries	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities:	$(27,017)	$68,162	$41,145
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(1,463)	(22,979)	(24,442)
Proceeds from sale of fixed assets	—	5	5
Net cash used in investing activities	(1,463)	(22,974)	(24,437)
Cash Flows from Financing Activities:
Payment on capital lease obligations	—	(2,690)	(2,690)
Payments of long-term debt	—	(5,942)	(5,942)
Payment of financing costs and fees	(1,000)	—	(1,000)
Repurchase of employee stock relinquished for tax withholdings	(176)	—	(176)
Proceeds from sale-leaseback	—	986	986
Transactions with affiliates, net	29,656	(29,656)	—
Net cash provided by (used in) financing activities	28,480	(37,302)	(8,822)
Net change in cash and cash equivalents	—	7,886	7,886
Cash and cash equivalents, at the beginning of the period	—	51,632	51,632
Cash and cash equivalents, at the end of the period	$—	$59,518	$59,518

23. SUMMARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
A summary of the unaudited quarterly results of operations for the years ended December 31, 2016 and 2015 is presented below.

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Revenue	$60,444	$60,309	$65,388	$67,761
Gross profit	7,769	9,670	13,031	15,802
Operating loss	(5,321)	(6,228)	(20)	(10,262)
Net loss	(13,441)	(15,002)	(9,724)	(20,663)
Net loss attributable to common stockholders	(13,441)	(15,002)	(9,724)	(20,663)

	2015
	First Quarter	Second Quarter(2)	Third Quarter(3)	Fourth Quarter
Revenue	$96,335	$93,139	$89,206	$82,220
Gross profit	17,505	22,986	19,363	18,143
Operating (loss) income	(6,906)	5,428	(136,683)	4,562
Net (loss) income	(15,254)	894	(145,786)	(1,995)
Net (loss) income attributable to common stockholders	(15,254)	894	(145,786)	(1,995)

(1) Operating loss for the quarter ended December 31, 2016 includes a non-cash charge on the settlement with Thoroughbred of $10,542.

(2) Operating income for the quarter ended June 30, 2015 includes the refund of $4,482 for a portion of Kentucky sales and use taxes paid on the purchase of certain energy and energy producing fuels for the period of 2008 through 2013.

(3) Operating income for the quarter ended September 30, 2015 includes asset impairment and restructuring charges totaling $138,679.