Form 10-Q
period 2017-03-31
Armstrong Energy, Inc.
filed 2017-05-12
CIK 1532288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 11, 2017, there were 21,883,224 shares of Armstrong Energy, Inc.’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Armstrong Energy, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,838	$57,505
Accounts receivable	11,623	13,059
Inventories	13,640	11,809
Prepaid and other assets	1,925	2,539
Total current assets	79,026	84,912
Property, plant, equipment, and mine development, net	227,339	233,766
Investments	2,794	2,794
Other non-current assets	12,966	12,683
Total assets	$322,125	$334,155
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$13,296	$16,941
Accrued and other liabilities	19,692	11,837
Current portion of capital lease obligations	331	555
Current maturities of long-term debt	7,542	8,217
Total current liabilities	40,861	37,550
Long-term debt, less current maturities	198,116	199,040
Long-term obligation to related party	170,419	147,536
Related party payables, net	—	22,557
Asset retirement obligations	14,380	14,056
Other non-current liabilities	7,542	7,223
Total liabilities	431,318	427,962
Stockholders’ deficit:
Common stock, $0.01 par value, 70,000,000 shares authorized, 21,883,224 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	219	219
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in-capital	238,678	238,675
Accumulated deficit	(346,610)	(331,164)
Accumulated other comprehensive loss	(1,503)	(1,560)
Armstrong Energy, Inc.’s deficit	(109,216)	(93,830)
Non-controlling interest	23	23
Total stockholders’ deficit	(109,193)	(93,807)
Total liabilities and stockholders’ deficit	$322,125	$334,155
See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Revenue	$59,108	$60,444
Costs and expenses:
Cost of coal sales, exclusive of items shown separately below	51,296	52,675
Production royalty to related party	1,860	1,629
Depreciation, depletion, and amortization	7,637	7,614
Asset retirement obligation expenses	329	329
General and administrative expenses	2,957	3,518
Operating loss	(4,971)	(5,321)
Other income (expense):
Interest expense, net	(9,194)	(8,108)
Other, net	(1,281)	105
Loss before income taxes	(15,446)	(13,324)
Income taxes	—	(117)
Net loss	(15,446)	(13,441)
Income attributable to non-controlling interest	—	—
Net loss attributable to common stockholders	$(15,446)	$(13,441)
See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(15,446)	$(13,441)
Postretirement benefit plan and other employee benefit obligations, net of tax	57	77
Other comprehensive income	57	77
Comprehensive loss	(15,389)	(13,364)
Less: comprehensive income (loss) attributable to non-controlling interests	—	—
Comprehensive loss attributable to common stockholders	$(15,389)	$(13,364)
See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
Three Months Ended March 31, 2017
(Amounts in thousands)

	Common Stock		Preferred Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Deficit
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2016	21,883	$219	—	$—	$238,675	$(331,164)	$(1,560)	$23	$(93,807)
Net loss	—	—	—	—	—	(15,446)	—	—	(15,446)
Stock based compensation	—	—	—	—	3	—	—	—	3
Postretirement benefit plan and other employee benefit obligations, net of tax of zero	—	—	—	—	—	—	57	—	57
Balance at March 31, 2017	21,883	$219	—	$—	$238,678	$(346,610)	$(1,503)	$23	$(109,193)
See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(15,446)	$(13,441)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash stock compensation expense (income)	3	(28)
Income from equity affiliate	—	(29)
Amortization of original issue discount	261	231
Amortization of debt issuance costs	366	412
Depreciation, depletion and amortization	7,637	7,614
Asset retirement obligation expenses	329	329
Non-cash activity with related party, net	640	2,961
Non-cash interest on long-term obligations	5,875	5,879
Change in operating assets and liabilities:
Decrease in accounts receivable	1,435	1,733
Increase in inventories	(1,831)	(870)
Decrease in prepaid and other assets	300	845
Increase in other non-current assets	(287)	(481)
Decrease in accounts payable and accrued and other liabilities	(1,614)	(7,639)
Increase in other non-current liabilities	321	282
Net cash used in operating activities:	(2,011)	(2,202)
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(1,205)	(947)
Net cash used in investing activities	(1,205)	(947)
Cash Flows from Financing Activities:
Payments on capital lease obligations	(224)	(676)
Payments of long-term debt	(2,227)	(1,690)
Net cash used in financing activities	(2,451)	(2,366)
Net change in cash and cash equivalents	(5,667)	(5,515)
Cash and cash equivalents, at the beginning of the period	57,505	67,617
Cash and cash equivalents, at the end of the period	$51,838	$62,102

	Three Months Ended March 31,
	2017	2016
Supplemental Cash Flow Information:
Non-Cash Transactions:
Non-cash portion of land and reserve sale/financing with related party	$22,243	$—

Armstrong Energy, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1. DESCRIPTION OF BUSINESS AND ENTITY STRUCTURE
Business
Armstrong Energy, Inc. and its subsidiaries and controlled entities (collectively, Armstrong or the Company) commenced business on September 19, 2006, for the purpose of owning and operating coal reserves (also referred to as mineral rights) and production assets. As of March 31, 2017, all subsidiaries are majority owned. The Company is a producer of low chlorine, high sulfur thermal coal from the Illinois Basin, operating both surface and underground mines. Armstrong, which is headquartered in St. Louis, Missouri, markets its coal primarily to electric utility companies as fuel for their steam-powered generators. As of March 31, 2017, the Company had approximately 627 employees, none of whom are under a collective bargaining arrangement.

Prior to September 1, 2016, the Company’s wholly-owned subsidiary, Elk Creek GP, LLC (ECGP), was the sole general partner of, and had an approximate 0.2% ownership in, Thoroughbred Resources, L.P. (Thoroughbred). The various limited partners of Thoroughbred are related parties, as the entity is majority owned by investment funds managed by Yorktown Partners LLC (Yorktown), which has a majority ownership in the Company. Effective September 1, 2016, Yorktown exercised its right under the Second Amended and Restated Agreement of Limited Partnership of Thoroughbred Resources, L.P. to remove ECGP as the general partner of Thoroughbred. The Company does not consolidate the financial results of Thoroughbred. See Note 6, "Related-Party Transactions," for further discussion.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reporting and U.S. Securities and Exchange Commission (SEC) regulations. In the opinion of management, all adjustments consisting of normal, recurring accruals considered necessary for a fair presentation have been included. Balance sheet information presented herein as of December 31, 2016 has been derived from the Company’s audited consolidated balance sheet at that date. Results of operations for the three months ended March 31, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017. Certain prior year amounts have been reclassified to conform with the 2017 presentation. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2017.
Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
In March 2017, the Financial Accounting Standards Board (FASB) issued guidance that changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. The new guidance requires the service cost component of net periodic benefit cost to be presented in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period with only the service cost component eligible for capitalization in assets. Other components of the net periodic benefit cost are to be stated separately from the line item(s) that includes the service cost and outside of operating income. These components are not eligible for capitalization in assets. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within that annual period, with early adoption permitted. The Company is currently assessing the impact that adopting this new standard will have on its consolidated financial statements.
In March 2016, the FASB issued guidance that simplifies several aspects of accounting for share- based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an  option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain  classifications on the statement of cash flows. The Company adopted all provisions of this new accounting standard in the first  quarter of 2017 and changed its forfeiture policy to recognizing the impact of forfeitures when they occur from estimating  expected forfeitures in determining stock-based compensation expense. There was no material impact to the Company's financial statements.
In February 2016, the FASB issued updated guidance regarding the accounting for leases. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the effect of this update on its consolidated financial statements.
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

2. LIQUIDITY AND GOING CONCERN
The principal indicators of the Company’s liquidity are cash on hand and, prior to its termination, availability under its asset-based credit facility dated December 21, 2012 (the 2012 Credit Facility). As more fully described below in Note 7, “Long-Term Debt,” the Company terminated the 2012 Credit Facility effective November 14, 2016. The Company’s available liquidity as of March 31, 2017 was $51,838, which was comprised solely of cash on hand.
The Company has experienced recurring losses from operations, which has led to a substantial decline in cash flows from operating activities over the previous 18 months. The Company’s current operating plan indicates that it will continue to incur losses from operations and generate negative cash flows from operating activities in the near-term. In addition, the Company entered into a settlement agreement, effective March 29, 2017, with Thoroughbred whereby the Company agreed, among other things, to begin paying Thoroughbred all production royalties earned on or after January 1, 2017 in cash, as permitted by the existing lease terms. See Note 6, “Related-Party Transactions,” for more information with respect to the settlement agreement. The Company’s continuing operating losses, negative cash flow projections and other liquidity risks raise substantial doubt about whether the Company will meet its obligations as they become due over the next year. As a result of this, as well as the continued uncertainty around future coal fundamentals, the Company has concluded there exists substantial doubt regarding its ability to continue as a going concern.
The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The unaudited condensed consolidated financial statements for the three months ended March 31, 2017 do not include any adjustments that may result from uncertainty related to the Company's ability to continue as a going concern.
Due to the Company’s current financial outlook, it has undertaken steps to preserve its liquidity and manage operating costs, including controlling capital expenditures. Beginning in 2015, the Company undertook steps to enhance its financial flexibility and reduce cash outflows in the near term, including a streamlining of its cost structure and anticipated reductions in production volumes and capital expenditures. In addition, the Company is actively negotiating a restructuring with advisers to certain holders of the Company's 11.75% Senior Secured Notes due 2019 (the Notes), who collectively beneficially own or manage in excess of 75% of the aggregate principal amount of the Notes.
The Company has engaged financial and legal advisers to assist in restructuring its capital structure and evaluating other potential alternatives to address the impending liquidity constraints. However, there can be no assurance that any restructuring will be possible on acceptable terms, if at all. It may be difficult to come to an agreement that is acceptable to all of the Company’s creditors. The Company’s failure to reach an agreement on the terms of a restructuring with its creditors would have a material adverse effect on the Company’s liquidity, financial condition and results of operations. In addition, if a successful restructuring with the holders of the Notes (the Holders) is not achieved, it may be necessary for the Company to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring, or the Company’s creditors could force it into an involuntary bankruptcy or liquidation.

3. INVENTORIES
Inventories consist of the following amounts:

	March 31, 2017	December 31, 2016
Materials and supplies	$8,634	$8,610
Coal—raw and saleable	5,006	3,199
Total	$13,640	$11,809

4. ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consist of the following amounts:

	March 31, 2017	December 31, 2016
Payroll and related benefits	$5,748	$4,804
Taxes other than income taxes	3,571	3,566
Interest	6,854	979
Asset retirement obligations	119	133
Royalties	1,661	610
Other	1,739	1,745
Total	$19,692	$11,837

5. OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following amounts:

	March 31, 2017	December 31, 2016
Escrows and deposits	$5,211	$5,216
Restricted surety and cash bonds	6,002	6,002
Advanced royalties	1,705	1,413
Intangible assets, net	48	52
Total	$12,966	$12,683

6. RELATED-PARTY TRANSACTIONS
Investments
Effective September 1, 2016, Yorktown exercised its right under the Second Amended and Restated Agreement of Limited Partnership of Thoroughbred Resources, LP to remove ECGP as the general partner of Thoroughbred. The Company received cash of $500 for its 0.2% general partner interest and recognized a pre-tax loss of $320 during the three months ended September 30, 2016. The Company continues to maintain a 0.9% interest in Thoroughbred through its subsidiary, Armstrong Energy Holdings, Inc., but, as a result of its removal as general partner, no longer has the ability to exercise significant influence over Thoroughbred. Therefore, effective September 1, 2016, the remaining interest being retained by the Company is being accounted for under the cost method.
Prior to September 1, 2016 when the Company’s investment in Thoroughbred was accounted for under the equity method, the Company recognized income from its equity interest of $29 for the three months ended March 31, 2016.
Sale of Coal Reserves
The Company has executed the sale of an undivided interest in certain land and mineral reserves in Ohio and Muhlenberg counties of Kentucky (the Jointly-Owned Property) to Thoroughbred, through a series of transactions beginning in February 2011. Subsequently, the Company entered into lease agreements with Thoroughbred pursuant to which Thoroughbred granted the Company leases to its undivided interests in the mining properties acquired and licenses to mine and sell coal from those properties in exchange for a production royalty. Due to the Company’s continuing involvement in the Jointly-Owned Property, these transactions have been accounted for as financing arrangements. A long-term obligation has been established that is being amortized over the anticipated life of the mineral reserves, at an annual rate of 7% of the estimated gross revenue generated from the sale of the coal originating from the leased mineral reserves. In addition, effective February 2011, the Company and

Thoroughbred entered into a Royalty Deferment and Option Agreement (the Royalty Agreement), whereby the Company has been granted an option to defer payment of any royalties earned by Thoroughbred on coal mined from these properties. Compensation for the aforementioned transactions has consisted of a combination of cash payments and the forgiveness of amounts owed by the Company, which primarily consisted of deferred royalties.
On June 1, 2016, the Company sold a 17.81% undivided interest in the Jointly-Owned Property to Thoroughbred in exchange for Thoroughbred forgiving amounts owed by the Company of $16,413. The amount forgiven consisted primarily of deferred production royalties. The newly acquired interest in the mineral reserves was leased and/or subleased by Thoroughbred to the Company in exchange for a production royalty. This transaction was accounted for as a financing arrangement and an additional long-term obligation to Thoroughbred of $16,413 was recognized on June 1, 2016.
The percentage interest in the Jointly-Owned Property sold to Thoroughbred in the above transaction was based on a fair value determined by a third-party specialist as of December 31, 2015. In addition, this transaction was approved by the conflicts committee of the board of directors of the Company, a committee including independent directors. As a result of the above, Thoroughbred’s undivided interest in the Jointly-Owned Property was increased to 79.19%.
Starting in December 2016, the Company received the first of multiple communications from Thoroughbred Holdings GP, LLC (Thoroughbred Holdings), the general partner of Thoroughbred, alleging certain claims associated with various transactions between the parties. Following a series of negotiations, Armstrong and certain of its affiliates, and Thoroughbred Holdings and certain of its affiliates, entered into a settlement agreement, which, among other things, transferred the remaining 20.81% interest in the Jointly-Owned Property to Thoroughbred. See “- Settlement Agreement” below for further discussion of the dispute and ultimate resolution with Thoroughbred Holdings.
As of March 31, 2017 and December 31, 2016, the outstanding long-term obligation to related party totaled $170,419 and $147,536, respectively. Interest expense recognized for the three months ended March 31, 2017 and 2016 associated with the long-term obligation to related party was $2,627 and $1,587, respectively. The effective interest rate of the long-term obligation to related party, which is adjusted based on significant mine plan changes and the completion of the periodic reserve transfers, was 6.3% as of March 31, 2017.
Settlement Agreement
On December 16, 2016, the Company received notification from legal counsel for Thoroughbred Holdings, the general partner of Thoroughbred, disputing the calculation of deferred royalties and valuation of the Jointly-Owned Property pursuant to the terms of the Royalty Agreement. In the December 16th correspondence, counsel for Thoroughbred Holdings asserted that certain third-party valuations prepared in order to ascertain the amount of the Jointly-Owned Property to be transferred from us to Thoroughbred pursuant to the Royalty Agreement to satisfy production royalties due to Thoroughbred were inaccurate for fiscal year 2016 and prior years. Therefore, according to Thoroughbred, its ownership in the Jointly-Owned Property would have reached 100% during or prior to fiscal year 2016.
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

As of December 31, 2016, amounts owed to Thoroughbred totaled $11,701, primarily representing deferred royalties incurred during calendar year 2016. Consistent with the previous annual land and reserve transfers pursuant to the Royalty Agreement, the Company proposed to transfer a 10.95% undivided interest in the Jointly-Owned Property in satisfaction of the amounts owed, which had been ascertained based on a fair market value determination obtained by the Company from an independent third-party. As noted above, Thoroughbred objected to this amount, asserting that, based on its own valuation, 10.95% was substantially undervalued. Following a series of negotiations to resolve the dispute, the Company and Thoroughbred entered into a settlement agreement effective March 29, 2017 (the Settlement Agreement) in which the Company agreed to transfer, and Thoroughbred agreed to accept, an additional 9.86% undivided interest in Jointly-Owned Property for a total of 20.81%, bringing Thoroughbred’s interest in the Jointly-Owned Property to 100% as of January 1, 2017. The additional 9.86% undivided interest was expected to be earned by Thoroughbred during the first half of 2017 regardless of the settlement. Furthermore, as part of the Settlement Agreement, the Company and Thoroughbred agreed to mutual waivers and releases related to the Royalty Agreement, the payment of production royalties or any other sums due under the leases prior to January 1, 2017, and the Administrative Services Agreement. Thoroughbred also waived and released any prior claims against the Company for lost or wasted coal or mining practices and operational decisions made by the Company; any other demands, claims, or assertions set forth in the various communications from Thoroughbred Holdings and its legal counsel to the Company; and any other claims arising from the Company's administration of the leases prior to January 1, 2017. In addition, the Company agreed to begin paying Thoroughbred all production royalties earned on or after January 1, 2017 in cash pursuant to the existing lease terms, with royalties earned for January and February 2017 totaling $2,651 being paid on March 31, 2017. By letter dated April 18, 2017, certain of the Holders of the Notes expressed certain objections to entry into the Settlement Agreement.
As a result of the Settlement Agreement, the Company recognized a non-cash charge in the year ending December 31, 2016 totaling $10,542 related to the 9.86% increase in the Jointly-Owned Property transferred to resolve the aforementioned disputes. In addition, the Jointly-Owned Property that was the subject of the dispute has been leased and/or subleased by Thoroughbred to the Company in exchange for a production royalty effective January 1, 2017. As a result of the Company's continuing involvement in the land and mineral reserves transferred to Thoroughbred, this transaction was accounted for as a financing arrangement, and, therefore, resulted in an increase to the long-term obligation to Thoroughbred totaling $22,243 as of January 1, 2017.
Lease of Coal Reserves
In February 2011, Thoroughbred entered into a lease and sublease agreement with the Company relating to its Elk Creek reserves and granted the Company a license to mine coal on those properties. The terms of this agreement mirror those of the lease agreements associated with the Jointly-Owned Property between the Company and Thoroughbred. Total production royalties owed from mining of the Elk Creek reserves, where the Company’s Kronos underground mine resides, for the three months ended March 31, 2017 and 2016 totaled $1,860 and $1,629, respectively.
Administrative Services Agreements
Effective as of January 1, 2011, the Company entered into an Administrative Services Agreement with Thoroughbred and its then current general partner, ECGP, pursuant to which the Company agreed to provide Thoroughbred with general administrative and management services, including, but not limited to, human resources, information technology, financial and accounting services and legal services. The administrative service fee, which was adjusted annually, was approved by the conflicts committee of the board of directors. In connection with ECGP's removal as general partner of Thoroughbred, the Company and Thoroughbred agreed to terminate the Administrative Services Agreement effective December 31, 2016. As consideration for the use of the Company’s employees and services, and for certain shared fixed costs, Thoroughbred paid the Company $236 for the three months ended March 31, 2016.
Other
In 2007, the Company entered into an overriding royalty agreement with an executive employee to compensate him $0.05/ton of coal mined and sold from properties owned by certain subsidiaries of the Company. The agreement remains in effect for the later of 20 years from the date of the agreement or until all salable coal has been extracted. The royalty agreement transfers with the property regardless of ownership or lease status. The royalty is payable the month following the sale of coal mined from the specified properties. The Company accounts for this royalty arrangement as expense in the period in which the coal is sold. Expense recorded in the three months ended March 31, 2017 and 2016 was $49 and $51, respectively.

7. LONG-TERM DEBT
The Company’s total indebtedness consisted of the following:

Type	March 31, 2017	December 31, 2016
Notes	$191,818	$191,191
Other	13,840	16,066
	205,658	207,257
Less: current maturities	7,542	8,217
Total long-term debt	$198,116	$199,040
Senior Secured Notes due 2019
On December 21, 2012, the Company completed a $200,000 offering of the 11.75% Notes. The Notes were issued at an original issue discount (OID) of 96.567%. The OID was recorded on the Company’s balance sheet as a component of long-term debt, and is being amortized to interest expense over the life of the Notes. As of March 31, 2017 and December 31, 2016, the unamortized OID was $3,360 and $3,622, respectively. Interest on the Notes is due semiannually on June 15 and December 15 of each year. In addition, the Company used the proceeds to pay fees and expenses of $8,358 related to the Notes offering, which are being amortized to interest expense over the life of the Notes. As of March 31, 2017 and December 31, 2016, the unamortized deferred financing costs were $4,822 and $5,187, respectively.
On February 2, 2017, the Company received notice from legal counsel representing certain of the Holders of the Notes regarding an alleged Event of Default. See Note 12, "Commitments and Contingencies," for further information regarding this claim.
2012 Credit Facility
Concurrently with the closing of the Notes offering on December 21, 2012, the Company entered into the 2012 Credit Facility. The 2012 Credit Facility, which was subsequently terminated in November 2016, provided for a five year, $50,000 revolving credit facility that would expire on December 21, 2017. Borrowings under the 2012 Credit Facility could not exceed a borrowing base, as defined within the 2012 Credit Facility agreement. In addition, the 2012 Credit Facility included a $10,000 letter of credit sub-facility and a $5,000 swingline loan sub-facility. The Company incurred $1,198 of deferred financing fees related to the 2012 Credit Facility that were capitalized and amortized to interest expense over the life of the facility.
The 2012 Credit Facility included customary covenants that, among other things, required the Company at any time when (i) undrawn availability was less than the greater of (a)$10,000 or (b) an amount equal to 20% of the borrowing base or (ii) an event of default had occurred and was continuing, to maintain a fixed charge coverage ratio, as defined, calculated as of the end of each calendar month for the twelve months then ended, greater than 1.0 to 1.0. During 2016, the Company's fixed charge coverage ratio was less than 1.0-to-1.0, which would have required the Company to maintain minimum availability greater than $10,000 if any amounts were drawn on the 2012 Credit Facility. Since its inception, the Company had not borrowed under the 2012 Credit Facility, and, therefore, was not subject to the requirements of the financial covenants included within the agreement. Due to the restrictions imposed as a result of not maintaining the minimum fixed charge coverage ratio, the Company made the decision to terminate the 2012 Credit Facility effective November 14, 2016. Pursuant to this termination, the Company recognized a loss of $403 during the three months ended December 31, 2016 to write-off the remaining unamortized deferred financing costs associated with the 2012 Credit Facility.
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

	March 31, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes(1)	$111,260	$191,818	$126,000	$191,191
Long-term obligation to related party	126,039	170,419	113,106	147,536
Total	$237,299	$362,237	$239,106	$338,727

(1)	The carrying value of the Notes is net of the unamortized OID and deferred financing costs as of March 31, 2017 and December 31, 2016, respectively.
The fair value of the Notes is based on quoted market prices, while the fair value of the long-term obligation to related party is based on estimated cash flows discounted to their present value.

9. INCOME TAXES
The Company has not recognized certain income tax benefits, as it does not believe it is more likely than not it will be able to realize its net deferred tax assets. The Company has, therefore, established a valuation allowance against its net deferred tax assets as of March 31, 2017 and December 31, 2016. Based on the anticipated reversals of its deferred tax assets and deferred tax liabilities, the Company has concluded a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.

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
Net periodic postretirement benefit cost included the following components:

	Three months ended March 31,
	2017	2016
Service cost for benefits earned	$229	$229
Interest cost on accumulated postretirement benefit obligation	49	43
Amortization of prior service cost	24	24
Net periodic postretirement cost	$302	$296

11. ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2017 consisted of the following:

	Postretirement Benefit Plan and Other Employee Benefit Obligations	Accumulated Other Comprehensive Loss
Balance as of December 31, 2016	$(1,560)	$(1,560)
Amounts reclassified from accumulated other comprehensive loss	57	57
Current period change	—	—
Balance as of March 31, 2017	$(1,503)	$(1,503)
The following is a summary of reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016:

Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Condensed Consolidated Statement of Operations	Amounts Reclassified from Accumulated Other Comprehensive Loss For the Three Months Ended March 31,
		2017	2016
Amortization of prior service cost associated with postretirement benefit plan and other employee benefit obligations	Cost of coal sales	$(102)	$(102)
Amortization of net actuarial gain associated with other employee benefit obligations	Cost of coal sales	45	25
		(57)	(77)
Income taxes		—	—
Total reclassifications		$(57)	$(77)

12. COMMITMENTS AND CONTINGENCIES
The Company is subject to various market, operational, financial, regulatory, and legislative risks. Numerous federal, state, and local governmental permits and approvals are required for mining operations. Federal and state regulations require regular monitoring of mines and other facilities to document compliance. Monetary penalties of $1,095 and $1,008 related to Mine Safety and Health Administration (MSHA) fines were accrued as of March 31, 2017 and December 31, 2016, respectively.
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

In connection with entry into the Option by the aforementioned parties, on February 2, 2017, the Company received notice from certain of the Holders of the Notes that the Holders believe entry into the Option by the third-parties constitutes a Change of Control, as defined in the Indenture governing the Notes, and that an Event of Default occurred, as defined in the Indenture, when the Company failed to offer to purchase the Notes within 30 days following the purported Change of Control.  This position was reiterated in a letter dated April 18, 2017. The Holders are not currently pursuing remedies under the Indenture related to the alleged Event of Default, but have reserved their rights to do so at a future time. In addition, certain of the Company's financing agreements include cross-default or cross-event of default provisions, which, if the aforementioned assertions were proven to be accurate, would result indirectly in an event of default under such financing arrangements.

The Company believes that neither a Change of Control nor an Event of Default as defined in the Indenture has occurred. To that end, the Company has advised the Holders that it disputes the allegations. No further action associated with these claims has been taken to date by the Company or the Holders.
Coal Sales Contracts
The Company has historically sold the majority of its coal under multi-year supply agreements of varying duration. These contracts typically have specific volume and pricing arrangements for each year of the agreement, which allows customers to secure a supply for their future needs and provides the Company with greater predictability of sales volume and sales prices. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer or the Company. The remaining terms of the Company’s long-term contracts range from one to four years. The Company, via contractual agreements, has committed volumes of sales in 2017 of approximately 5.3 million tons.

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

Unaudited Supplemental Condensed Consolidating Balance Sheets

	March 31, 2017
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$51,838	$—	$51,838
Accounts receivable	—	11,623	—	11,623
Inventories	—	13,640	—	13,640
Prepaid and other assets	431	1,494	—	1,925
Total current assets	431	78,595	—	79,026
Property, plant, equipment, and mine development, net	9,865	217,474	—	227,339
Investments	—	2,794	—	2,794
Investments in subsidiaries	35,114	—	(35,114)	—
Intercompany receivables	44,312	(44,312)	—	—
Other non-current assets	180	12,786	—	12,966
Total assets	$89,902	$267,337	$(35,114)	$322,125
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$136	$13,160	$—	$13,296
Accrued and other liabilities	7,077	12,615	—	19,692
Current portion of capital lease obligations	—	331	—	331
Current maturities of long-term debt	—	7,542	—	7,542
Total current liabilities	7,213	33,648	—	40,861
Long-term debt, less current maturities	191,818	6,298	—	198,116
Long-term obligation to related party	—	170,419	—	170,419
Related party payables, net	—	—	—	—
Asset retirement obligations	—	14,380	—	14,380
Other non-current liabilities	87	7,455	—	7,542
Total liabilities	199,118	232,200	—	431,318
Stockholders’ equity/(deficit):
Armstrong Energy, Inc.’s equity/(deficit)	(109,216)	35,114	(35,114)	(109,216)
Non-controlling interest	—	23	—	23
Total stockholders’ equity/(deficit)	(109,216)	35,137	(35,114)	(109,193)
Total liabilities and stockholders’ equity/(deficit)	$89,902	$267,337	$(35,114)	$322,125

Supplemental Condensed Consolidating Balance Sheets

	December 31, 2016
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$57,505	$—	$57,505
Accounts receivable	—	13,059	—	13,059
Inventories	—	11,809	—	11,809
Prepaid and other assets	849	1,690	—	2,539
Total current assets	849	84,063	—	84,912
Property, plant, equipment, and mine development, net	9,948	223,818	—	233,766
Investments	—	2,794	—	2,794
Investments in subsidiaries	42,092	—	(42,092)	—
Intercompany receivables	45,643	(45,643)	—	—
Other non-current assets	180	12,503	—	12,683
Total assets	$98,712	$277,535	$(42,092)	$334,155
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$302	$16,639	$—	$16,941
Accrued and other liabilities	1,578	10,259	—	11,837
Current portion of capital lease obligations	—	555	—	555
Current maturities of long-term debt	—	8,217	—	8,217
Total current liabilities	1,880	35,670	—	37,550
Long-term debt, less current maturities	191,191	7,849	—	199,040
Long-term obligation to related party	—	147,536	—	147,536
Related party payables, net	(628)	23,185	—	22,557
Asset retirement obligations	—	14,056	—	14,056
Long-term portion of capital lease obligations	—	—	—	—
Other non-current liabilities	99	7,124	—	7,223
Total liabilities	192,542	235,420	—	427,962
Stockholders’ equity/(deficit):
Armstrong Energy, Inc.’s equity/(deficit)	(93,830)	42,092	(42,092)	(93,830)
Non-controlling interest	—	23	—	23
Total stockholders’ equity/(deficit)	(93,830)	42,115	(42,092)	(93,807)
Total liabilities and stockholders’ equity/(deficit)	$98,712	$277,535	$(42,092)	$334,155

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2017
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$59,108	$—	$59,108
Costs and expenses:
Operating costs and expenses	—	51,296	—	51,296
Production royalty to related party	—	1,860	—	1,860
Depreciation, depletion, and amortization	231	7,406	—	7,637
Asset retirement obligation expenses	—	329	—	329
General and administrative expenses	580	2,377	—	2,957
Operating loss	(811)	(4,160)	—	(4,971)
Other income (expense):
Interest expense, net	(6,355)	(2,839)	—	(9,194)
Other, net	(1,302)	21	—	(1,281)
Loss from investment in subsidiaries	(6,978)	—	6,978	—
Loss before income taxes	(15,446)	(6,978)	6,978	(15,446)
Income taxes	—	—	—	—
Net loss	(15,446)	(6,978)	6,978	(15,446)
Income attributable to non-controlling interest	—	—	—	—
Net loss attributable to common stockholders	$(15,446)	$(6,978)	$6,978	$(15,446)

	Three Months Ended March 31, 2016
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$60,444	$—	$60,444
Costs and expenses:
Operating costs and expenses	—	52,675	—	52,675
Production royalty to related party	—	1,629	—	1,629
Depreciation, depletion, and amortization	302	7,312	—	7,614
Asset retirement obligation expenses	—	329	—	329
General and administrative expenses	439	3,079	—	3,518
Operating loss	(741)	(4,580)	—	(5,321)
Other income (expense):
Interest expense, net	(6,317)	(1,791)	—	(8,108)
Other, net	—	105	—	105
Loss from investment in subsidiaries	(6,383)	—	6,383	—
Loss before income taxes	(13,441)	(6,266)	6,383	(13,324)
Income taxes	—	(117)	—	(117)
Net loss	(13,441)	(6,383)	6,383	(13,441)
Income attributable to non-controlling interest	—	—	—	—
Net loss attributable to common stockholders	$(13,441)	$(6,383)	$6,383	$(13,441)

Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended March 31, 2017
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(15,446)	$(6,978)	$6,978	$(15,446)
Other comprehensive income (loss):
Postretirement benefit plan and other employee benefit obligations, net of tax	—	57	—	57
Other comprehensive income	—	57	—	57
Comprehensive loss	(15,446)	(6,921)	6,978	(15,389)
Less: comprehensive income (loss) attributable to non-controlling interest	—	—	—	—
Comprehensive loss attributable to common stockholders	$(15,446)	$(6,921)	$6,978	$(15,389)

	Three Months Ended March 31, 2016
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(13,441)	$(6,383)	$6,383	$(13,441)
Other comprehensive income (loss):
Postretirement benefit plan and other employee benefit obligations, net of tax	—	77	—	77
Other comprehensive income	—	77	—	77
Comprehensive loss	(13,441)	(6,306)	6,383	(13,364)
Less: comprehensive income (loss) attributable to non-controlling interest	—	—	—	—
Comprehensive loss attributable to common stockholders	$(13,441)	$(6,306)	$6,383	$(13,364)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2017
	Parent / Issuer	Guarantor Subsidiaries	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities:	$(1,184)	$(827)	$(2,011)
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(147)	(1,058)	(1,205)
Net cash used in investing activities	(147)	(1,058)	(1,205)
Cash Flows from Financing Activities:
Payment on capital lease obligations	—	(224)	(224)
Payment of long-term debt	—	(2,227)	(2,227)
Transactions with affiliates, net	1,331	(1,331)	—
Net cash provided by (used in) financing activities	1,331	(3,782)	(2,451)
Net change in cash and cash equivalents	—	(5,667)	(5,667)
Cash and cash equivalents, at the beginning of the period	—	57,505	57,505
Cash and cash equivalents, at the end of the period	$—	$51,838	$51,838

	Three Months Ended March 31, 2016
	Parent / Issuer	Guarantor Subsidiaries	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities:	$(1,167)	$(1,035)	$(2,202)
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(201)	(746)	(947)
Proceeds from disposal of fixed assets	—	—	—
Net cash used in investing activities	(201)	(746)	(947)
Cash Flows from Financing Activities:
Payment on capital lease obligations	—	(676)	(676)
Payment of long-term debt	—	(1,690)	(1,690)
Transactions with affiliates, net	1,368	(1,368)	—
Net cash provided by (used in) financing activities	1,368	(3,734)	(2,366)
Net change in cash and cash equivalents	—	(5,515)	(5,515)
Cash and cash equivalents, at the beginning of the period	—	67,617	67,617
Cash and cash equivalents, at the end of the period	$—	$62,102	$62,102

14. SUBSEQUENT EVENT
Effective June 1, 2016, the Company renewed a coal mining lease with Alcoa Fuels, Inc. (Alcoa) associated with certain mineral reserves located in Union and Webster Counties, Kentucky. The terms of the renewal stipulate a minimum annual rent payable with a specified amount of coal tonnage beginning on June 1, 2017. In addition, the lease allows for the early termination of the agreement by the Company upon payment of a termination fee, as defined in the lease agreement. By letter dated May 10, 2017, the Company notified Alcoa of its intent to cancel the coal mining lease effective May 31, 2017. As a result of the lease cancellation, the Company will relinquish control of approximately 120 million tons of mineral reserves. The Company did not incur any termination fees associated with the lease cancellation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the SEC) on March 31, 2017.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Various statements contained in this quarterly report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this quarterly report speak only as of the date of this quarterly report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

•	our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q;

•	liquidity constraints and our ability to service our outstanding indebtedness;

•	our ability to comply with the restrictions imposed by the indenture governing our notes and other financing arrangements;

•	market demand for coal and electricity;

•	geologic conditions, weather and other inherent risks of coal mining that are beyond our control;

•	competition within our industry and with producers of competing energy sources;

•	excess production and production capacity;

•	our ability to acquire or develop coal reserves in an economically feasible manner;

•	inaccuracies in our estimates of our coal reserves;

•	availability and price of mining and other industrial supplies, including steel-based supplies, diesel fuel, rubber tires and explosives;

•	the continued weakness in global economic conditions or in any industry in which our customers operate, or sustained uncertainty in financial markets, which may cause conditions we cannot predict;

•	coal users switching to other fuels in order to comply with various environmental standards related to coal combustion;

•	volatility in the capital and credit markets;

•	availability of skilled employees and other workforce factors;

•	our ability to collect payments from our customers;

•	defects in title or the loss of a leasehold interest;

•	railroad, barge, truck and other transportation performance costs;

•	our ability to secure new coal supply arrangements or to renew existing coal supply arrangements;

•	the deferral of contracted shipments of coal by our customers;

•	our ability to obtain or renew surety bonds on acceptable terms;

•	our ability to obtain and renew various permits, including permits authorizing the disposition of certain mining waste;

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
When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other SEC filings, including the more detailed discussion of these factors and other factors that could affect our results included in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K filed with the SEC on March 31, 2017, as may be updated in subsequent filings with the SEC.
Overview
Armstrong Energy, Inc. (together with its subsidiaries, we, Armstrong, or the Company) is a producer of low chlorine, high sulfur thermal coal from the Illinois Basin, with both surface and underground mines. We market our coal primarily to proximate and investment-grade electric utility companies as fuel for their steam-powered generators. Based on 2016 production, we are the sixth largest producer in the Illinois Basin and the second largest in Western Kentucky. We were formed in 2006 to acquire and develop a large coal reserve holding. We commenced production in the second quarter of 2008 and currently operate five mines, including three surface and two underground. As of March 31, 2017, we controlled approximately 565 million tons of proven and probable coal reserves. We also own and operate three coal processing plants, which support our mining operations. From our reserves, we mine coal from multiple seams that, in combination with our coal processing facilities, enhance our ability to meet customer requirements for blends of coal with different characteristics. The locations of our coal reserves and operations, adjacent to the Green River, together with our river dock coal handling and rail loadout facilities, allow us to optimize coal blending and handling, and provide our customers with rail, barge and truck transportation options.
We market our coal primarily to large utilities with coal-fired, base-load, scrubbed power plants under multi-year coal supply agreements. Our multi-year coal supply agreements usually have specific volume and pricing arrangements for each year of the agreement. These agreements allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices. At March 31, 2017, we had coal supply agreements with terms ranging from one to four years. As of March 31, 2017, we are contractually committed to sell approximately 5.3 million tons of coal in 2017.
Going Concern
We have experienced recurring losses from operations, which has led to a substantial decline in cash flows from operating activities. Our current operating plan indicates that we will continue to incur losses from operations and generate negative cash flows from operating activities. In addition, we entered into a settlement agreement with our affiliate, Thoroughbred Resources, L.P. (Thoroughbred), effective March 29, 2017, whereby we agreed, among other things, to begin paying Thoroughbred all production royalties earned on or after January 1, 2017 in cash, as permitted by the existing lease terms (see " - Recent Developments" below for more information with respect to the settlement agreement). Our continuing operating losses, negative cash flow projections and other liquidity risks raise substantial doubt about whether we will meet our obligations as they become due within one year from the filing of this Quarterly Report on Form 10-Q. As a result of this, as well as the continued uncertainty around future coal fundamentals, we have concluded there exists substantial doubt regarding our ability to continue as a going concern.
The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The unaudited condensed consolidated financial statements for the quarter ended March 31, 2017 do not include any adjustments that may result from uncertainty related to our ability to continue as a going concern.
Due to our current financial outlook, we have undertaken steps to preserve our liquidity and manage operating costs, including controlling capital expenditures. Beginning in 2015, we undertook steps to enhance our financial flexibility and reduce cash outflows in the near term, including a streamlining of our cost structure and anticipated reductions in production volumes and capital expenditures. In addition, we are actively negotiating a restructuring with advisers to certain holders of our 11.75% Senior Secured Notes due 2019 (the Notes), who collectively beneficially own or manage in excess of 75% of the aggregate principal amount of the Notes.
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
Recent Developments
Claim of Event of Default by Bondholders
On December 30, 2016, Rhino Resource Partners Holdings, LLC (Rhino Holdings), an entity wholly-owned by Yorktown, together with Rhino Resource Partners LP (Rhino), Royal Energy Resources, Inc. (Royal), and Rhino GP LLC (Rhino GP) entered into a put and call option agreement whereby Rhino received a call option, and Rhino Holdings received a put option, on all of the outstanding Armstrong stock currently held by Yorktown Partners LLC (Yorktown), the majority owner of our outstanding common stock, under certain circumstances (the Option). The Option provides that Rhino can exercise the Option after 60 days following entry of an agreement regarding the restructuring of the Notes, but in no event earlier than January 1, 2018 and no later than December 31, 2019. In exchange for Rhino Holdings granting Rhino the Option to purchase Yorktown’s holdings of Armstrong Energy stock, Rhino issued 5.0 million common units to Rhino Holdings upon the execution of the Option.
 In connection with entry into the Option by the aforementioned parties, on February 2, 2017, we received notice from certain of the holders of the Notes (the Holders) that the Holders believe entry into the Option by the third-parties constitutes a Change of Control, as defined in the Indenture governing the Notes, and that an Event of Default occurred, as defined in the Indenture, when we failed to offer to purchase the Notes within 30 days following the purported Change of Control.  This position was reiterated in a letter dated April 18, 2017. The Holders are not currently pursuing remedies under the Indenture related to the alleged Event of Default, but have reserved their rights to do so at a future time. In addition, certain of our financing agreements include cross-default or cross-event of default provisions, which, if the aforementioned assertions were proven to be accurate, would result indirectly in an event of default under such financing arrangements.
We believe that neither a Change of Control nor an Event of Default as defined in the Indenture has occurred. To that end, we have advised the Holders that we dispute the allegations. No further action associated with these claims has been taken to date by us or the Holders.
Settlement Agreement with Thoroughbred
On December 16, 2016, we received notification from legal counsel for Thoroughbred Holdings GP, LLC (Thoroughbred Holdings), the general partner of Thoroughbred, disputing the calculation of deferred royalties and valuation of certain jointly-owned land and mineral reserves in Ohio and Muhlenberg Counties, Kentucky (the Jointly-Owned Property) pursuant to the terms of the Amended and Restated Royalty Deferment and Option Agreement (the Royalty Agreement). In the December 16th correspondence, counsel for Thoroughbred Holdings asserted that certain third-party valuations prepared in order to ascertain the amount of the Jointly-Owned Property to be transferred from us to Thoroughbred pursuant to the Royalty Agreement to satisfy production royalties due to Thoroughbred were inaccurate for fiscal year 2016 and prior years. Therefore, according to Thoroughbred, its ownership in the Jointly-Owned Property would have reached 100% during or prior to fiscal year 2016.
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
By subsequent letter dated February 15, 2017, Thoroughbred clarified that its valuation analysis ascertained that the fair market value of the entirety of the Jointly-Owned Property as of December 31, 2016 was not more than $35 million. In addition, Thoroughbred insisted that applying more conservative inputs to the valuations of prior periods resulted in the underpayment of production royalties by not less than $26.0 million and potentially in excess of $40.0 million through December 31, 2016. Thoroughbred’s counsel, by separate letter dated February 15, 2017, also took exception to our calculation of the amount of deferred royalties for the year ended December 31, 2016, the amount of certain offsets from these deferred royalties by amounts due from Thoroughbred to us pursuant to an Administrative Services Agreement, and the offset of certain production royalties that we overpaid to Thoroughbred on properties other than the Jointly-Owned Property. We subsequently notified Thoroughbred of our continued disagreement with their claims.
As of December 31, 2016, amounts owed to Thoroughbred totaled $11.7 million, primarily representing deferred royalties incurred during calendar year 2016. Consistent with the previous annual land and reserve transfers pursuant to the Royalty Agreement, we proposed to transfer a 10.95% undivided interest in the Jointly-Owned Property in satisfaction of the amounts owed, which had been ascertained based on a fair market value determination obtained by us from an independent third-party. As noted above, Thoroughbred objected to this amount, asserting that, based on its own valuation, 10.95% was substantially undervalued. Following a series of negotiations to resolve the dispute, we and Thoroughbred entered into a settlement agreement effective March 29, 2017 (the Settlement Agreement) in which we agreed to transfer, and Thoroughbred agreed to accept, an additional 9.86% undivided interest in Jointly-Owned Property for a total of 20.81%, bringing Thoroughbred’s interest in the Jointly-Owned Property to 100% as of January 1, 2017. The additional 9.86% undivided interest was expected to be earned by Thoroughbred during the first half of 2017 regardless of the settlement. Furthermore, as part of the Settlement Agreement, we and Thoroughbred agreed to mutual waivers and releases related to the Royalty Agreement, the payment of production royalties or any other sums due under the leases prior to January 1, 2017, and the Administrative Services Agreement. Thoroughbred also waived and released any prior claims against us for lost or wasted coal or mining practices and operational decisions made by us; any other demands, claims, or assertions set forth in the various communications from Thoroughbred Holdings and its legal counsel to us; and any other claims arising from our administration of the leases prior to January 1, 2017. In addition, we agreed to begin paying Thoroughbred all production royalties earned on or after January 1, 2017 in cash pursuant to the existing lease terms, with royalties earned for January and February 2017 totaling $2.7 million being paid on March 31, 2017. By letter dated April 18, 2017, certain of the Holders of the Notes expressed certain objections to entry into the Settlement Agreement.
As a result of the Settlement Agreement, we recognized a non-cash charge in the year ending December 31, 2016 totaling $10.5 million related to the 9.86% increase in the Jointly-Owned Property transferred to resolve the aforementioned disputes. In addition, the Jointly-Owned Property that was the subject of the dispute has been leased and/or subleased by Thoroughbred to us in exchange for a production royalty effective January 1, 2017. As a result of our continuing involvement in the land and mineral reserves transferred to Thoroughbred, this transaction is accounted for as a financing arrangement, and, therefore, resulted in an increase to the long-term obligation to Thoroughbred totaling $22.2 million as of January 1, 2017.

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
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Summary

	Three Months Ended March 31,		Change
	2017	2016	Amount	Percentage
	(In thousands, except per ton amounts)
Tons of coal sold	1,471	1,424	47	3.3%
Total revenue	$59,108	$60,444	$(1,336)	(2.2)%
Average sales price per ton	$40.18	$42.44	$(2.26)	(5.3)%
Cost of coal sales[1]	$51,296	$52,675	$1,379	2.6%
Average cost of sales per ton[1]	$34.87	$36.99	$2.12	5.7%
Net loss	$(15,446)	$(13,441)	$(2,005)	(14.9)%
Adjusted EBITDA[2]	$3,108	$4,433	$(1,325)	(29.9)%

[1]
Includes revenue-based production taxes and royalties; excludes production royalty to related party, depreciation, depletion, and amortization, asset retirement obligation expenses, and general and administrative costs.

[2]	Non-GAAP measure; please see definition above and reconciliation below.
Revenue
Our coal sales revenue for the three months ended March 31, 2017 decreased by $1.3 million, or 2.2%, to $59.1 million, as compared to $60.4 million for the three months ended months ended March 31, 2016. This decrease is attributable to a favorable volume variance of approximately $2.0 million year-over-year due to timing of shipments, and an unfavorable price variance of approximately $3.3 million due to the renewal of sales contracts at less favorable prices, as well as unfavorable transportation adjustments included as a component of the price of certain of our long-term coal supply agreements as a result of declining diesel prices in the current quarter, as compared to the three months ended months ended March 31, 2016.
Cost of Coal Sales
Cost of coal sales decreased 2.6% to $51.3 million in the three months ended March 31, 2017, from $52.7 million in the same period of 2016. On a per ton basis, our cost of coal sales decreased during the three months ended March 31, 2017, compared to the same period of 2016, from $36.99 per ton to $34.87 per ton. This decrease in per ton amount is primarily due to the closure of our Parkway underground mine in October 2016, which was a higher cost operation, and improved operating efficiency at our Kronos underground mine from increased production due to higher demand for higher quality coal, partially offset by higher overall costs at our surface operations from mining in higher ratio reserves.
Production Royalty to Related Party
Production royalty to related party increased $0.2 million, or 14.2%, to $1.9 million during the three months ended March 31, 2017, as compared to the same period of 2016. This amount relates to production royalties earned by our affiliate, Thoroughbred, from sales originating from our Kronos underground mine (where the mineral reserves are leased directly from Thoroughbred). The increase is primarily due to a related increase of sales volume experienced at our Kronos underground mine during the current quarter, partially offset by lower average sales prices in the current quarter, as compared to the same period of 2016, due to the renewal of sales contracts at less favorable prices. See Note 6, "Related Party Transactions," to our unaudited condensed consolidated financial statements for further discussion related to Thoroughbred.

Depreciation, Depletion and Amortization
Depreciation, depletion, and amortization of $7.6 million during the three months ended March 31, 2017, was consistent with the same period of 2016.
Asset Retirement Obligation Expenses
Asset retirement obligation expenses of $0.3 million in the three months ended March 31, 2017, was consistent with the same period of 2016.
General and Administrative Expenses
General and administrative (G&A) expenses were $3.0 million for the three months ended March 31, 2017, which was $0.6 million, or 15.9%, lower than the three months ended March 31, 2016. The decrease in the three months ended March 31, 2017, as compared to the same period of 2016, is due primarily to lower expenses for labor and benefits ($0.3 million), information technology related costs ($0.1 million), and insurance costs ($0.1 million).
Interest Expense, Net
Interest expense, net is derived from the following components:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
11.75% Senior Secured Notes due 2019	$5,875	$5,875
Long-term obligation to related party	2,627	1,587
Other, net	839	847
Capitalized interest	(147)	(201)
Total	$9,194	$8,108
Interest expense, net was $9.2 million for the three months ended March 31, 2017, as compared to $8.1 million for the three months ended months ended March 31, 2016. The increase is principally attributable to higher related party interest expense due to a higher effective interest rate, and a higher average balance on the long-term obligation to related party.
Other, Net
Other, net for the three months ended March 31, 2017 was a charge of $1.3 million, as compared to income of $0.1 million for the three months ended March 31, 2016. The current year expense is primarily due to costs incurred associated with evaluating strategic alternatives.
Net Loss
Net loss for the three months ended March 31, 2017 was $15.4 million, as compared to net loss of $13.4 million for the same period of 2016. The increase in net loss of $2.0 million is due to an increase in interest expense and additional costs associated with evaluating strategic alternatives of $1.3 million in 2017, partially offset by lower G&A expenses during the three months ended March 31, 2017, as compared to the same period of 2016.

Adjusted EBITDA
The following table reconciles Adjusted EBITDA to net loss, the most directly comparable U.S. GAAP measure:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net loss	$(15,446)	$(13,441)
Depreciation, depletion, and amortization	7,637	7,614
Asset retirement obligation expenses	329	329
Non-cash production royalty to related party	—	1,629
Interest expense, net	9,194	8,108
Income taxes	—	117
Costs incurred evaluating strategic alternatives	1,303	—
Non-cash employee benefit expense	88	105
Non-cash stock compensation expense (income)	3	(28)
Adjusted EBITDA	$3,108	$4,433
Our Adjusted EBITDA for the three months ended March 31, 2017 and 2016 was $3.1 million and $4.4 million, respectively. The decrease resulted primarily from the inclusion in Adjusted EBITDA of the cash portion of production royalties paid to Thoroughbred of $1.9 million, which began January 1, 2017, pursuant to existing lease terms and the Settlement Agreement, partially offset by a decline in G&A expenses in the current quarter, as compared to the same period of 2016.

Liquidity and Capital Resources
Liquidity
The principal indicator of our liquidity since the termination of our former asset-based credit facility in November 2016 is cash on-hand, which, as of March 31, 2017, was $51.8 million.
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
We have experienced recurring losses from operations, which has led to a substantial decline in cash flows from operating activities over the previous 18 months. Our current operating plan indicates that we will continue to incur losses from operations and generate negative cash flows from operating activities in the near-term. In addition, we entered into the Settlement Agreement, effective March 29, 2017, with Thoroughbred whereby we agreed, among other things, to begin paying Thoroughbred all production royalties earned on or after January 1, 2017 in cash. See Note 6, “Related Party Transactions,” to our unaudited condensed consolidated financial statements included in this report for more information with respect to the Settlement Agreement. Our continuing operating losses, negative cash flow projections and other liquidity risks raise substantial doubt about whether we will meet our obligations as they become due within one year after the date of this report. As a result of this, as well as the continued uncertainty around future coal fundamentals, we have concluded there exists substantial doubt regarding our ability to continue as a going concern.
The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The unaudited condensed consolidated financial statements for the three months ended March 31, 2017 do not include any adjustments that may result from uncertainty related to our ability to continue as a going concern.
Due to our current financial outlook, we continue to take steps to preserve our liquidity and manage operating costs, including controlling capital expenditures. Beginning in 2015, we undertook steps to enhance our financial flexibility and reduce cash outflows in the near term, including a streamlining of our cost structure and anticipated reductions in production volumes and capital expenditures. In addition, we are actively negotiating a restructuring with advisers to the Holders of the Notes, who collectively beneficially own or manage in excess of 75% of the aggregate principal amount of the Notes.
We have engaged financial and legal advisers to assist in restructuring our capital structure and evaluating other potential alternatives to address the impending liquidity constraints. However, there can be no assurance that any restructuring will be possible on acceptable terms, if at all. It may be difficult to come to an agreement that is acceptable to all of our creditors. Our failure to reach an agreement on the terms of a restructuring with our creditors would have a material adverse effect on our liquidity, financial condition and results of operations. In addition, if a successful restructuring with the Holders of the Notes is not achieved, it may be necessary for us to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring, or our creditors could force us into an involuntary bankruptcy or liquidation.
Cash Flows
The following table reflects cash flows for the applicable periods:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net cash used in:
Operating activities	$(2,011)	$(2,202)
Investing activities	$(1,205)	$(947)
Financing activities	$(2,451)	$(2,366)
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Net cash used in operating activities was $2.0 million for the three months ended March 31, 2017, a decrease of $0.2 million from net cash used in operating activities of $2.2 million for the same period of 2016. Operating results were negatively impacted during the first three months of 2017 due to an increase in interest expense and incurring costs of $1.3 million associated with evaluating certain strategic alternatives. In addition, operating cash flows were negatively impacted in the current quarter from commencing the payment of production royalties in cash to Thoroughbred as of January 1, 2017. Positively impacting cash flows from operations was a decrease in accounts receivable of $1.4 million due to the timing of cash receipts. Cash flows from operations for the three months ended March 31, 2016 were positively impacted by an increase in the net related party liabilities of $3.0 million due to the deferment of amounts owed to our affiliate, Thoroughbred, including interest and royalties earned on leased reserves, and a decrease in accounts receivable due to the timing of cash receipts. Negatively impacting operating cash flows in the prior year quarter was a decrease in accounts payable and accrued and other liabilities due to the timing of payments.
Net cash used in investing activities increased $0.3 million to $1.2 million for the three months ended March 31, 2017, compared to $0.9 million for the same period of 2016. The current and prior year investments are primarily attributable to capital expenditures to maintain our existing fixed assets.
Net cash used in financing activities was $2.5 million for the three months ended March 31, 2017, as compared to net cash used in financing activities of $2.4 million for the three months ended March 31, 2016. The current and prior year activity relates primarily to scheduled capital lease and other long-term debt payments.
Contractual Obligations
Our contractual obligations have not changed materially from the disclosures in our Annual Report on Form 10-K filed with the SEC on March 31, 2017.

Capital Expenditures
Our mining operations require investments to expand, upgrade or enhance existing operations and to comply with environmental and safety regulations. In response to the challenging coal environment, we have sought to maintain a controlled, disciplined approach to capital spending in order to preserve liquidity. Our anticipated total capital expenditures for 2017 are estimated to be within a range of $12.0 million to $16.0 million. Management anticipates funding capital requirements with current cash balances and cash flows provided by operations. With respect to any significant development projects, we plan to defer them to time periods beyond 2017 and will continue to evaluate the timing associated with those projects based on changes in overall coal supply and demand.
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
As of March 31, 2017, we had approximately $33.2 million in surety bonds outstanding to secure the performance of our reclamation obligations, which were supported by approximately $6.0 million of cash posted as collateral.

Related-Party Transactions
In the normal course of business, we engage in certain related-party transactions with Thoroughbred, as well as other affiliated parties. These transactions generally include production and overriding royalties, administrative service agreements, reserve leases, and certain financing arrangements. For more information regarding our related party transactions, see Note 6, “Related-Party Transactions,” to our unaudited condensed consolidated financial statements included in this report and “Item 13—Certain Relationships and Related-Party Transactions, and Director Independence” in our Annual Report on Form 10-K filed with the SEC on March 31, 2017.

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
The most significant areas requiring the use of management estimates and assumptions relate to units-of-production amortization calculations, asset retirement obligations, useful lives for depreciation of fixed assets, impairment of long-lived assets, and the accounting for the long-term obligation to related-party. For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K filed with the SEC on March 31, 2017.

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
Some of the products used in our mining activities, such as diesel fuel, explosives and steel products for roof support used in our underground mining, are subject to price volatility. Through our suppliers, we utilize forward purchases to manage a portion of our exposure related to diesel fuel volatility. A hypothetical increase of $0.10 per gallon for diesel fuel would have negatively impacted our results of operations by $0.1 million for the three months ended March 31, 2017. A hypothetical increase of 10% in steel prices would have negatively impacted our results of operations by $0.4 million for the three months ended March 31, 2017. A hypothetical increase of 10% in explosives prices would have negatively impacted our results of operations by $0.1 million for the three months ended March 31, 2017.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based upon such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the first quarter of 2017, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are involved from time to time in various lawsuits and claims arising in the ordinary course of business. Although the outcomes of these lawsuits and claims are uncertain, we do not believe any of them will have a material adverse effect on our business, financial condition or results of operations. See Note 12, "Commitments and Contingencies," to our unaudited condensed consolidated financial statements included in this report for a discussion of significant legal matters.

Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2017.

Item 4. Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item  104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 5. Other Information
(a) Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Shareholders on May 9, 2017 (the Annual Meeting). The final results for the matters submitted to a vote of shareholders at the Annual Meeting of Shareholders are listed below. Broker non-votes are not shown because there is no public trading market for the Company’s Common Stock, and no brokers hold shares for any underlying beneficial owners of such shares.
Election of Directors: To elect each of the following to serve as a Class III Director of the Company to serve a three-year term expiring at the 2020 Annual Meeting of Shareholders or until the earlier of his death, resignation, or removal, or until his successor has been duly elected and qualified.

Name	Votes For	Votes Against	Abstentions
James C. Crain	21,771,952	—	111,272
David L. Harris	21,761,186	—	122,038
W. Howard Keenan	21,493,574	—	389,650

Proposal No. 1: To amend Section 3.2 of the Bylaws of Armstrong Energy, Inc. to read in its entirety as follows:

The Board of Directors shall consist of nine directors. The new directorship resulting from the adoption of this paragraph shall be allocated to Class II of the Board.

Votes For	Votes Against	Abstentions
21,766,518	—	116,706

Proposal No. 2: To amend Section 3.4 of the Bylaws of Armstrong Energy, Inc. to read in its entirety as follows (the Section 3.4 Amendment):

Vacant and newly created directorships may be filled by either (i) a majority of the directors then in office, though less than a quorum, or (ii) the holders of a majority of the voting power of the capital stock of the Corporation outstanding and entitled to vote thereon.

Votes For	Votes Against	Abstentions
21,731,831	—	151,393

Proposal No. 3: To amend Section 2.9 of the Bylaws of Armstrong Energy, Inc. read in its entirety as follows (the Section 2.9 Amendment):

To bring stockholder nominations or other business before an annual meeting of stockholders, a stockholder shall provide the Corporation a notice, at any time prior to the commencement of the annual meeting of stockholders, identifying the stockholder presenting the nomination or other business and setting forth (i) the names of the nominees for director (if any) and (ii) the text of any other business proposed to be adopted by stockholders. No other information or notice need be provided in order for stockholders to transact business at an annual meeting of stockholders. This paragraph shall apply to nominations and business presented for stockholder action at the 2017 annual meeting of stockholders of the Corporation and at each annual meeting thereafter held. For the avoidance of doubt, no Bylaw provision in effect prior to the adoption of this paragraph shall apply to nominations or business presented at the 2017 annual meeting of stockholders or any annual meeting held thereafter.

Votes For	Votes Against	Abstentions
21,731,831	—	151,393

Proposal No. 4: To amend Section 3.3 of the Bylaws of Armstrong Energy, Inc. to read in its entirety as follows: "Reserved."

Votes For	Votes Against	Abstentions
21,731,831	—	151,393

Proposal No. 5: To elect Bryan R. Lawrence to fill the newly created directorship of Armstrong Energy, Inc. created by the adoption of Proposal No. 1.

Votes For	Votes Against	Abstentions
21,448,121	10,766	424,337

Proposal No. 6: To appoint Joseph M. Stopper to fill the vacant directorship in Class I of the Board of Directors of Armstrong Energy, Inc.

Votes For	Votes Against	Abstentions
21,448,121	—	435,103

Departure of Directors or Certain Officers; Election of Directors; Appointments of Certain Officers; Compensatory Arrangements of Certain Officers.
At the Annual Meeting of Shareholders held on May 9, 2017, the Company's shareholders voted to elect James C. Crain, David L. Harris, and W. Howard Keenan as Class III Directors, Bryan R. Lawrence as a Class II Director, and Joseph M. Stopper as a Class I Director. Biographical information concerning the newly elected directors is set forth below.
James C. Crain-Mr. Crain was appointed to our Board of Directors in 2011. Mr. Crain has been in the energy industry for more than 35 years, both as an attorney and as an executive officer. In July 2013, Mr. Crain retired as President of Marsh Operating Company (“Marsh”), an investments management company, a position he held since 1989. Mr. Crain currently serves as an adviser to Marsh and is a private investor. Mr. Crain also serves as a consultant for Yorktown Partners LLC (“Yorktown”), which serves as an investment manager to funds that own a majority of the Company’s common stock, where he advises certain oil and gas related portfolio companies in connection with their business activities. Before joining Marsh in 1984, Mr. Crain was a partner in the law firm of Jenkens & Gilchrist. Mr. Crain is a director of Enlink Midstream, LLC, a midstream natural gas company, and Approach Resources, Inc., an independent oil and natural gas company. Mr. Crain was also formerly a director of Crosstex Energy, Inc. and Crosstex Energy, GP, LLC, midstream natural gas companies, GeoMet, Inc., a natural gas exploration and production company, and Crusader Energy Group Inc., an oil and gas exploration and production company. The Board selected Mr. Crain to serve as a director because of his extensive legal, investment and transactional experience, as well as his public company board experience. Mr. Crain serves as the Chairman of the Nominating and Corporate Governance and Audit Committees and is a member of the Conflicts Committee. The board has determined that Mr. Crain qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K, as promulgated by the SEC.

David L. Harris - Mr. Harris currently serves on the Kentucky Retirement Systems Board of Trustees, where he serves as Investment Committee Chair. He also serves on the boards of directors of the Retirement Plan Advisory Group of ASSPA, the Lexington Christian Academy, and Isaiah House Ministries. Mr. Harris studied Agriculture Finance at the University of Illinois before beginning his financial services career as a commodity trader on the Chicago Exchanges. In 1985, he became Vice President of Integrated Resource, Inc., an investment banking firm in New York. He continued on to found MidSouth Capital Asset Management, LLC in 1989, serving as its chief executive officer until the company was acquired in 2000. Shortly thereafter he joined MCF Advisors as a Senior Partner I Shareholder. Mr. Harris currently serves as CEO and Shareholder of MCF Advisors. The Board selected Mr. Harris to serve as a director because of his extensive experience in the financial services industry. Mr. Harris has been appointed by the Board of Directors to serve as a member of the Audit, Nominating and Corporate Governance, and Compensation Committees.
W. Howard Keenan - Mr. Keenan has over 40 years of experience in the financial and energy businesses. Since 1997, he has been a Member of Yorktown, a private investment manager focused on the energy industry. From 1975 to 1997, he was in the Corporate Finance Department of Dillon, Read & Co. Inc. and active in the private equity and energy areas, including the founding of the first Yorktown Partners fund in 1991. Mr. Keenan holds a Bachelor of Arts degree cum laude from Harvard College and a Masters of Business Administration degree from Harvard University. Mr. Keenan has broad knowledge of the energy industry and significant experience with energy companies. Mr. Keenan also serves on the board of directors of Antero Resources Corporation and as the general partner of Antero Midstream Partners LP. In addition, he is serving or has served as a director of multiple Yorktown’s portfolio companies.
Bryan R. Lawrence -Mr. Lawrence founded Oakcliff Capital (“Oakcliff”), an investment partnership, in 2004. Mr. Lawrence is a Member of Yorktown. He is the co-founder of Girls Prep, the first all-girls charter school in New York, and the Chairman of Public Prep, which develops and manages Boys Prep and Girls Prep schools. Prior to starting Oakcliff, he was a Managing Director of Lazard Freres & Co. LLC. He holds a Bachelor's Degree from Yale University, a Master's Degree in history from Cambridge University and an Master’s in Business Administration from Harvard University. Mr. Lawrence served as a Director of Extraction Oil & Gas, LLC (also known as Extraction Oil & Gas, Inc.) since its inception in 2012. He is a board member of Convergent Power & Energy, LLC, Eos Energy Storage LLC, Indigo Haynesville LLC, Indigo Minerals LLC, North Shore Energy LLC, PRE Resources LLC, and Thoroughbred Holdings GP LLC. He also serves as a board member of Families for Excellent Schools and the Oakcliff Sailing Center, and is a member of the business advisory council of ProPublica.
Joseph M. Stopper - Since June 2015, Joseph M. Stopper has been employed as an Analyst for Yorktown. Since May 2013, Mr. Stopper has been employed by Oakcliff Partners LLC, a private investment manager, and since June 2015, has been co-employed by Yorktown and Oakcliff Partners LLC. Mr. Stopper holds a Bachelor of Arts degree from Yale University. Mr. Stopper is a member of the board of managers of Solaris Midstream Holdings, LLC, a Delaware limited liability company that is privately held.
As previously disclosed, effective April 14, 2017, Louis B. Susman was appointed to serve as a member of the Board of Directors until the 2018 Annual Meeting of Shareholders to fill the vacancy created by the retirement of Anson M. Beard, Jr. from the Board of Directors, effective as of the same date. In addition, Mr. Susman has been appointed by the Board of Directors to serve as Chairman of the Compensation Committee and serve as a member of the Nominating and Corporate Governance and Conflicts Committees.
(b) At the Company’s Annual Meeting, the shareholders approved certain amendments to the Company’s Bylaws that changed the manner in which shareholders may recommend nominees to the Board of Directors. Specifically, the shareholders voted to delete Section 3.3 of the Company’s Bylaws, which formerly provided that nominations for director could only made in connection with an annual meeting and, in the case of shareholder nominations, pursuant to proper advance written notice. Section 3.3 provided that, generally, shareholders were required to provide notice of director nominees not less than 60 days or more than 90 days prior to the anniversary date of the immediately preceding annual meeting of shareholders pursuant to a notice containing certain specified information.

At the Annual Meeting, the shareholders approved the Section 2.9 Amendment, which provides that shareholders may nominate an individual for director by providing notice at any time before the annual meeting. The notice is required to include only the name of the director nominee. The Section 2.9 Amendment, as approved, was in effect and applied to the nominations for director relating to the Annual Meeting.

The shareholders also approved the Section 3.4 Amendment at the Annual Meeting. Previously, Section 3.4 of the Bylaws provided that any vacancy in the Board of Directors could be filled only by a vote of the remaining directors, or pursuant to a statutory vote if no directors remained on the Board. The Section 3.4 Amendment now in effect states that vacant and newly created directorships can be filled by either a majority of the directors then in office or by the holders of a majority of the voting power of the capital stock of the Company outstanding and entitled to vote on the matter.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Bylaws of Armstrong Energy, Inc., effective as of May 9, 2017.					X

3.2	Amended and Restated Bylaws of Armstrong Energy, Inc., effective as of May 9, 2017, marked to show amendments.					X

10.1†	Second Amendment to Employment Agreement by and between Armstrong Energy, Inc. and Jeffrey F. Winnick, dated as of March 17, 2017.	10-K	333-191182	10.11	03/31/17

10.2	Settlement Agreement and Release of Claims dated as of March 29, 2017 by and between Armstrong Energy, Inc., Armstrong Coal Company, Inc., Elk Creek GP, LLC, Thoroughfare Mining, LLC, Western Diamond LLC, and Western Land Company, LLC; and Thoroughbred Holdings GP, LLC, Thoroughbred Resources, L.P., Western Mineral Development, LLC, and Ceralvo Holdings, LLC.	10-K	333-191182	10.34	03/31/17

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

95.1	Federal Mine Safety and Health Act Information.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Scheme Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Indicates a management contract or compensatory plan or arrangement.
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

ARMSTRONG ENERGY, INC.

Date: May 12, 2017	By:	/s/ Jeffrey F. Winnick
Jeffrey F. Winnick
Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)