Form 10-Q
period 2017-06-30
Armstrong Energy, Inc.
filed 2017-08-11
CIK 1532288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 10, 2017, there were 21,883,224 shares of Armstrong Energy, Inc.’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Armstrong Energy, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,261	$57,505
Accounts receivable	14,540	13,059
Inventories	11,926	11,809
Prepaid and other assets	4,375	2,539
Total current assets	74,102	84,912
Property, plant, equipment, and mine development, net	219,777	233,766
Investments	2,794	2,794
Other non-current assets	12,282	12,683
Total assets	$308,955	$334,155
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$13,811	$16,941
Accrued and other liabilities	24,149	11,837
Current portion of capital lease obligations	104	555
Current maturities of long-term debt	203,506	8,217
Total current liabilities	241,570	37,550
Long-term debt, less current maturities	—	199,040
Long-term obligation to related party	171,115	147,536
Related party payables, net	—	22,557
Asset retirement obligations	14,711	14,056
Other non-current liabilities	7,866	7,223
Total liabilities	435,262	427,962
Stockholders’ deficit:
Common stock, $0.01 par value, 70,000,000 shares authorized, 21,883,224 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	219	219
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in-capital	238,681	238,675
Accumulated deficit	(363,784)	(331,164)
Accumulated other comprehensive loss	(1,446)	(1,560)
Armstrong Energy, Inc.’s deficit	(126,330)	(93,830)
Non-controlling interest	23	23
Total stockholders’ deficit	(126,307)	(93,807)
Total liabilities and stockholders’ deficit	$308,955	$334,155
See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$60,904	$60,309	$120,011	$120,753
Costs and expenses:
Cost of coal sales, exclusive of items shown separately below	51,678	50,639	102,974	103,314
Production royalty to related party	1,891	1,711	3,751	3,340
Depreciation, depletion, and amortization	7,684	7,544	15,320	15,158
Asset retirement obligation expenses	341	340	670	669
Asset impairment and restructuring charges	3,382	3,381	3,382	3,381
General and administrative expenses	3,180	2,922	6,138	6,440
Operating loss	(7,252)	(6,228)	(12,224)	(11,549)
Other income (expense):
Interest expense, net	(9,250)	(8,549)	(18,444)	(16,657)
Other, net	(909)	(225)	(2,189)	(120)
Loss before income taxes	(17,411)	(15,002)	(32,857)	(28,326)
Income taxes	237	—	237	(117)
Net loss	(17,174)	(15,002)	(32,620)	(28,443)
Income attributable to non-controlling interest	—	—	—	—
Net loss attributable to common stockholders	$(17,174)	$(15,002)	$(32,620)	$(28,443)
See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(17,174)	$(15,002)	$(32,620)	$(28,443)
Postretirement benefit plan and other employee benefit obligations, net of tax	57	78	114	155
Other comprehensive income	57	78	114	155
Comprehensive loss	(17,117)	(14,924)	(32,506)	(28,288)
Less: comprehensive income (loss) attributable to non-controlling interests	—	—	—	—
Comprehensive loss attributable to common stockholders	$(17,117)	$(14,924)	$(32,506)	$(28,288)
See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
Six Months Ended June 30, 2017
(Amounts in thousands)

	Common Stock		Preferred Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Deficit
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2016	21,883	$219	—	$—	$238,675	$(331,164)	$(1,560)	$23	$(93,807)
Net loss	—	—	—	—	—	(32,620)	—	—	(32,620)
Stock based compensation	—	—	—	—	6	—	—	—	6
Postretirement benefit plan and other employee benefit obligations, net of tax of zero	—	—	—	—	—	—	114	—	114
Balance at June 30, 2017	21,883	$219	—	$—	$238,681	$(363,784)	$(1,446)	$23	$(126,307)
See accompanying notes to unaudited condensed consolidated financial statements.

Armstrong Energy, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(32,620)	$(28,443)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash stock compensation expense (income)	6	(25)
Income from equity affiliate	—	(64)
Gain on disposal of property, plant and equipment	(720)	—
Amortization of original issue discount	525	465
Amortization of debt issuance costs	736	827
Depreciation, depletion and amortization	15,320	15,158
Asset retirement obligation expenses	670	669
Asset impairment	3,382	3,381
Non-cash activity with related party, net	1,336	6,456
Non-cash interest on long-term obligations	11,750	8
Change in operating assets and liabilities:
Increase in accounts receivable	(1,480)	(250)
(Increase) decrease in inventories	(117)	4,072
Increase in prepaid and other assets	(2,150)	(1,284)
Decrease (increase) in other non-current assets	392	(506)
Decrease in accounts payable and accrued and other liabilities	(2,472)	(8,946)
Increase in other non-current liabilities	644	563
Net cash used in operating activities:	(4,798)	(7,919)
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(5,337)	(1,593)
Proceeds from disposal of fixed assets	1,504	—
Net cash used in investing activities	(3,833)	(1,593)
Cash Flows from Financing Activities:
Payments on capital lease obligations	(451)	(1,265)
Payments of long-term debt	(5,162)	(3,948)
Net cash used in financing activities	(5,613)	(5,213)
Net change in cash and cash equivalents	(14,244)	(14,725)
Cash and cash equivalents, at the beginning of the period	57,505	67,617
Cash and cash equivalents, at the end of the period	$43,261	$52,892

	Six Months Ended June 30,
	2017	2016
Supplemental Cash Flow Information:
Non-Cash Transactions:
Assets acquired with long-term debt	$150	$886
Non-cash portion of land and reserve sale/financing with related party	$22,243	$16,413

Armstrong Energy, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and per acre amounts)

1. DESCRIPTION OF BUSINESS AND ENTITY STRUCTURE
Business
Armstrong Energy, Inc. and its subsidiaries and controlled entities (collectively, Armstrong or the Company) commenced business on September 19, 2006, for the purpose of owning and operating coal reserves (also referred to as mineral rights) and production assets. As of June 30, 2017, all subsidiaries are majority owned. The Company is a producer of low chlorine, high sulfur thermal coal from the Illinois Basin, operating both surface and underground mines. Armstrong, which is headquartered in St. Louis, Missouri, markets its coal primarily to electric utility companies as fuel for their steam-powered generators. As of June 30, 2017, the Company had approximately 624 employees, none of whom are under a collective bargaining arrangement.

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reporting and U.S. Securities and Exchange Commission (SEC) regulations. In the opinion of management, all adjustments consisting of normal, recurring accruals considered necessary for a fair presentation have been included. Balance sheet information presented herein as of December 31, 2016 has been derived from the Company’s audited consolidated balance sheet at that date. Results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017. Certain prior year amounts have been reclassified to conform with the 2017 presentation. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2017.
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
In March 2016, the FASB issued guidance that simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an  option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain  classifications on the statement of cash flows. The Company adopted all provisions of this new accounting standard in the first  quarter of 2017 and changed its forfeiture policy to recognizing the impact of forfeitures when they occur from estimating  expected forfeitures in determining stock-based compensation expense. There was no material impact to the Company's financial statements.
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

In May 2014, the FASB issued a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard requires revenue to be recognized when promised goods or services are transferred to a customer in an amount that reflects the consideration expected in exchange for those goods or services. The standard permits the use of either the full retrospective or modified retrospective transition method. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted to the original effective date of December 15, 2016. The Company’s primary source of revenue is from the sale of coal through both short-term and long-term contracts, primarily with utilities, whereby revenue is currently recognized when risk of loss has passed to the customer. During 2016, the Company started its initial review of contracts with customers and does not currently anticipate any material change in the timing or method of recognizing revenue from our current practice.  As such, the Company does not believe this new standard will have a material impact on its results of operations, financial condition or cash flows.  The Company will adopt the new standard as of January 1, 2018, utilizing the modified retrospective method. However, the Company is still in the process of reviewing its contract portfolio and the relevant terms within each to assess the impact of adoption, including additional disclosures required by the standard.

2. LIQUIDITY AND GOING CONCERN
The principal indicators of the Company’s liquidity since the termination of its former asset-based credit facility dated December 21, 2012 (the 2012 Credit Facility) is cash on-hand. As more fully described below in Note 7, “Long-Term Debt,” the Company terminated the 2012 Credit Facility effective November 14, 2016. The Company’s available liquidity as of June 30, 2017 was $43,261, which was comprised solely of cash on hand.
The Company has experienced recurring losses from operations, which has led to a substantial decline in cash flows from operating activities over the previous 24 months. The Company’s current operating plan indicates that it will continue to incur losses from operations and generate negative cash flows from operating activities in the near-term. In addition, the Company entered into a settlement agreement, effective March 29, 2017, with Thoroughbred whereby the Company agreed, among other things, to begin paying Thoroughbred all production royalties earned on or after January 1, 2017 in cash, as permitted by the existing lease terms (the Settlement Agreement). See Note 6, “Related-Party Transactions,” for more information with respect to the Settlement Agreement.
Furthermore, the Company is currently in default pursuant to the terms of the Indenture (the Indenture) governing its 11.75% Senior Secured Notes due 2019 (the Notes) as a result of failing to make the $11,750 interest payment due on the Notes on June 15, 2017. On June 15, 2017, the Company exercised its right under the Indenture to enter into a 30-day grace period to defer the interest payment on the Notes. The Company did not make the June 15, 2017 interest payment within the 30-day grace period, and as such, an event of default occurred pursuant to the terms of the Indenture. Upon an event of default, the Trustee or the holders of at least 25% in aggregate principal amount of the Notes then outstanding may declare the principal of and accrued interest on the Notes to be immediately due and payable.
On July 16, 2017, the Company entered into a forbearance agreement (the Forbearance Agreement) with holders who collectively beneficially own or manage in excess of 75% of the aggregate principal amount of the Notes (the Holders), whereby the Holders have agreed to forbear from exercising their rights and remedies under the Indenture or the related security documents through the earlier of August 14, 2017 or an event of termination, as set forth in the Forbearance Agreement (the Forbearance Period) with respect to the default as a result of the Company’s failure to make the June 15, 2017 interest payment. Accordingly, the Company has classified the Notes as current liabilities in its unaudited condensed consolidated balance sheet as of June 30, 2017. See Note 7, "Long-Term Debt," for more information with respect to the Forbearance Agreement.
The Company also has other debt obligations entered into to finance the acquisition of certain equipment and land. Certain of these financing agreements include cross-default or cross-event of default provisions. As a result of the Company’s default under the Indenture, the lenders that are party to certain of these agreements could elect to declare some or all of the amounts outstanding as immediately due and payable. Therefore, the related debt obligations have been classified as current liabilities in the unaudited condensed consolidated balance sheet as of June 30, 2017.
The Company’s continuing operating losses, negative cash flow projections, Indenture default and other liquidity risks raise substantial doubt about whether the Company will meet its obligations as they become due over the next year. As a result of this, as well as the continued uncertainty around future coal fundamentals, the Company has concluded there exists substantial doubt regarding its ability to continue as a going concern.
The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017 do not include any adjustments that may result from uncertainty related to the Company's ability to continue as a going concern.
Due to the Company’s current financial outlook, it has undertaken steps to preserve its liquidity and manage operating costs, including controlling capital expenditures. Beginning in 2015, the Company undertook steps to enhance its financial flexibility and reduce cash outflows in the near term, including a streamlining of its cost structure and anticipated reductions in production volumes and capital expenditures. In addition, the Company has engaged financial and legal advisers to assist in restructuring its capital and evaluating other potential alternatives to address the impending liquidity constraints. With the assistance of its advisers, the Company is actively negotiating the terms of a restructuring with the Holders of the Notes with the objective of reaching an agreement by the end of the Forbearance Period. Until any definitive agreements are negotiated in their entirety and executed, and the transactions contemplated thereby are consummated, there can be no assurance that any restructuring transaction will be completed by the end of the Forbearance Period or at all. Furthermore, it may be difficult to come to an agreement that is acceptable to all of the Company’s creditors, and there can be no assurance that any restructuring will be possible at all. The Company’s failure to reach an agreement on the terms of a restructuring with its creditors, including the Holders, would have a material adverse effect on the Company’s liquidity, financial condition and results of operations. It may be necessary for the Company to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring, or the Company’s creditors could force it into an involuntary bankruptcy or liquidation.
In June 2017, the Company entered into retention bonus agreements with certain executive officers and other key employees (Eligible Employees), whereby the Eligible Employees received a one-time lump sum cash payment.  Each of the payments is subject to clawback and repayment by the Eligible Employee in the event such officer or employee is terminated with cause or resigns without good reason before the one-year anniversary of the agreement. As the Company continues to work through its overall restructuring, it has determined that the retention bonus agreements were necessary to ensure the Company has the continued services of its management and key employees.  The aggregate amount of the retention bonus payments authorized by the Company’s Board of Directors totaled $1,672. For the three and six months ended June 30, 2017, a charge of $69 was recognized as a component of Other, net in the unaudited condensed consolidated statements of operations. The balance of the retention bonus payments will be expensed ratably over the remaining service period.

3. INVENTORIES
Inventories consist of the following amounts:

	June 30, 2017	December 31, 2016
Materials and supplies	$8,024	$8,610
Coal—raw and saleable	3,902	3,199
Total	$11,926	$11,809

4. ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consist of the following amounts:

	June 30, 2017	December 31, 2016
Payroll and related benefits	$4,749	$4,804
Taxes other than income taxes	3,030	3,566
Interest	12,729	979
Asset retirement obligations	105	133
Royalties	1,832	610
Other	1,704	1,745
Total	$24,149	$11,837

On June 15, 2017, the Company elected to forgo an interest payment of $11,750 on its Notes and enter into the 30-day grace period under the Indenture. The Company did not make the June 15, 2017 interest payment within the 30-day grace period, and as a result, triggered an event of default under the terms of the Indenture. The Company and Holders of the Notes entered into a Forbearance Agreement on July 16, 2017, pursuant to which the Holders agreed to forbear from exercising their rights and remedies under the Indenture or the related security documents through the Forbearance Period. See Note 7, "Long-Term Debt," for further discussion.

5. OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following amounts:

	June 30, 2017	December 31, 2016
Escrows and deposits	$4,851	$5,216
Restricted surety and cash bonds	6,002	6,002
Advanced royalties	1,386	1,413
Intangible assets, net	43	52
Total	$12,282	$12,683

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
Prior to September 1, 2016 when the Company’s investment in Thoroughbred was accounted for under the equity method, the Company recognized income from its equity interest of $35 and $64 for the three months and six months ended June 30, 2016, respectively.
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
Starting in December 2016, the Company received the first of multiple communications from Thoroughbred Holdings GP, LLC (Thoroughbred Holdings), the general partner of Thoroughbred, alleging certain claims associated with various transactions between the parties. Following a series of negotiations, Armstrong and certain of its affiliates, and Thoroughbred

Holdings and certain of its affiliates, entered into the Settlement Agreement, which, among other things, transferred the remaining 20.81% interest in the Jointly-Owned Property to Thoroughbred bringing Thoroughbred's undivided interest in the Jointly-Owned Property to 100.00%. See “- Settlement Agreement” below for further discussion of the dispute and ultimate resolution with Thoroughbred Holdings.
As of June 30, 2017 and December 31, 2016, the outstanding long-term obligation to related party totaled $171,115 and $147,536, respectively. Interest expense recognized for the three months ended June 30, 2017 and 2016 associated with the long-term obligation to related party was $2,668 and $1,767, respectively, and $5,295 and $3,354 for the six months ended June 30, 2017 and 2016, respectively. The effective interest rate of the long-term obligation to related party, which is adjusted based on significant mine plan changes, was 6.3% as of June 30, 2017.
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
As of December 31, 2016, amounts owed to Thoroughbred totaled $11,701, primarily representing deferred royalties incurred during calendar year 2016. Consistent with the previous annual land and reserve transfers pursuant to the Royalty Agreement, the Company proposed to transfer a 10.95% undivided interest in the Jointly-Owned Property in satisfaction of the amounts owed, which had been ascertained based on a fair market value determination obtained by the Company from an independent third-party. As noted above, Thoroughbred objected to this amount, asserting that, based on its own valuation, 10.95% was substantially undervalued. Following a series of negotiations to resolve the dispute, the Company and Thoroughbred entered into the Settlement Agreement effective March 29, 2017 in which the Company agreed to transfer, and Thoroughbred agreed to accept, an additional 9.86% undivided interest in Jointly-Owned Property for a total of 20.81%, bringing Thoroughbred’s interest in the Jointly-Owned Property to 100% as of January 1, 2017. The additional 9.86% undivided interest was expected to be earned by Thoroughbred during the first half of 2017 regardless of the settlement. Furthermore, as part of the Settlement Agreement, the Company and Thoroughbred agreed to mutual waivers and releases related to the Royalty Agreement, the payment of production royalties or any other sums due under the leases prior to January 1, 2017, and the Administrative Services Agreement. Thoroughbred also waived and released any prior claims against the Company for lost or wasted coal or mining practices and operational decisions made by the Company; any other demands, claims, or assertions set forth in the various communications from Thoroughbred Holdings and its legal counsel to the Company; and any other claims arising from the Company's administration of the leases prior to January 1, 2017. In addition, the Company agreed to begin paying Thoroughbred all production royalties earned on or after January 1, 2017 in cash pursuant to the existing lease terms, with royalties earned for January and February 2017 totaling $2,651 being paid on March 31, 2017.

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
Lease of Coal Reserves
In February 2011, Thoroughbred entered into a lease and sublease agreement with the Company relating to its Elk Creek reserves and granted the Company a license to mine coal on those properties. The terms of this agreement mirror those of the lease agreements associated with the Jointly-Owned Property between the Company and Thoroughbred. Total production royalties owed from mining of the Elk Creek reserves, where the Company’s Kronos underground mine resides, for the three months ended June 30, 2017 and 2016 totaled $1,891 and $1,710, respectively, and for the six months ended June 30, 2017 and 2016 totaled $3,751 and $3,339, respectively.
Administrative Services Agreements
Effective as of January 1, 2011, the Company entered into an Administrative Services Agreement with Thoroughbred and its then current general partner, ECGP, pursuant to which the Company agreed to provide Thoroughbred with general administrative and management services, including, but not limited to, human resources, information technology, financial and accounting services and legal services. The administrative service fee, which was adjusted annually, was approved by the conflicts committee of the board of directors. In connection with ECGP's removal as general partner of Thoroughbred, the Company and Thoroughbred agreed to terminate the Administrative Services Agreement effective December 31, 2016. As consideration for the use of the Company’s employees and services, and for certain shared fixed costs, Thoroughbred paid the Company $235 and $471 for the three months and six months ended June 30, 2016, respectively.
Other
In 2007, the Company entered into an overriding royalty agreement with a former executive employee to compensate him $0.05/ton of coal mined and sold from properties owned by certain subsidiaries of the Company. The agreement remains in effect for the later of 20 years from the date of the agreement or until all salable coal has been extracted. The royalty agreement transfers with the property regardless of ownership or lease status. The royalty is payable the month following the sale of coal mined from the specified properties. The Company accounts for this royalty arrangement as expense in the period in which the coal is sold. Expense recorded in the three months ended June 30, 2017 and 2016 was $46 and $49, respectively, and $95 and $100 for the six months ended June 30, 2017 and 2016, respectively.

7. LONG-TERM DEBT
The Company’s total indebtedness consisted of the following:

Type	June 30, 2017	December 31, 2016
Notes	$192,451	$191,191
Other	11,055	16,066
	203,506	207,257
Less: current maturities	203,506	8,217
Total long-term debt	$—	$199,040
Senior Secured Notes due 2019
On December 21, 2012, the Company completed a $200,000 offering of the 11.75% Notes. The Notes were issued at an original issue discount (OID) of 96.567%. The OID was recorded on the Company’s balance sheet as a component of long-term debt, and is being amortized to interest expense over the life of the Notes. As of June 30, 2017 and December 31, 2016, the

unamortized OID was $3,096 and $3,622, respectively. Interest on the Notes is due semiannually on June 15 and December 15 of each year. In addition, the Company used the proceeds to pay fees and expenses of $8,358 related to the Notes offering, which are being amortized to interest expense over the life of the Notes. As of June 30, 2017 and December 31, 2016, the unamortized deferred financing costs were $4,452 and $5,187, respectively.
On February 2, 2017, the Company received notice from legal counsel representing certain of the Holders of the Notes regarding an alleged Event of Default. See Note 12, "Commitments and Contingencies," for further information regarding this claim.
On June 15, 2017, the Company exercised its right under the Indenture governing the Notes to enter into a 30-day grace period to defer payment of interest of $11,750 on the Notes that was due on June 15, 2017. The Company elected to defer payment as it engaged in ongoing discussions with certain Holders who collectively beneficially own or manage a substantial majority of the Notes. The election to defer the June 15, 2017 interest payment during the 30-day grace period did not constitute an event of default as defined under the Indenture. However, the Company did not make the June 15, 2017 interest payment prior to the expiration of the 30-day grace period. As such, an event of default has occurred under the terms of the Indenture, and the Company has therefore classified the Notes as current liabilities in its unaudited condensed consolidated balance sheet as of June 30, 2017.
On July 16, 2017, the Company and certain subsidiaries of the Company entered into the Forbearance Agreement with the Holders, who hold approximately $158,000 in aggregate principal amount (representing approximately 79% of the outstanding principal amount) of the Notes issued pursuant to the Indenture. Pursuant to the Forbearance Agreement, the Holders have agreed to forbear from exercising their rights and remedies under the Indenture or the related security documents during the Forbearance Period with respect to the event of default arising under the Indenture.
The Forbearance Agreement is intended to provide the Company an opportunity to negotiate a restructuring of its indebtedness represented by the Notes with the Holders. The Company is actively negotiating with the Holders the terms of a restructuring with the objective of reaching agreement by the end of the Forbearance Period. Until any definitive agreements are negotiated in their entirety and executed, and the transactions contemplated thereby are consummated, there can be no assurance that any restructuring will be completed by the end of the forbearance period or at all. If the Company is not able to successfully negotiate and complete a restructuring of the Notes, it may be necessary to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring.
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
The 2012 Credit Facility included customary covenants that, among other things, required the Company at any time when (i) undrawn availability was less than the greater of (a) $10,000 or (b) an amount equal to 20% of the borrowing base or (ii) an event of default had occurred and was continuing, to maintain a fixed charge coverage ratio, as defined, calculated as of the end of each calendar month for the twelve months then ended, greater than 1.0 to 1.0. During 2016, the Company's fixed charge coverage ratio was less than 1.0-to-1.0, which would have required the Company to maintain minimum availability greater than $10,000 if any amounts were drawn on the 2012 Credit Facility. Since its inception, the Company had not borrowed under the 2012 Credit Facility, and, therefore, was not subject to the requirements of the financial covenants included within the agreement. Due to the restrictions imposed as a result of not maintaining the minimum fixed charge coverage ratio, the Company made the decision to terminate the 2012 Credit Facility effective November 14, 2016. Pursuant to this termination, the Company recognized a loss of $403 during the three months ended December 31, 2016 to write-off the remaining unamortized deferred financing costs associated with the 2012 Credit Facility.
Other Debt
Other debt consists of miscellaneous debt obligations entered into to finance the acquisition of certain equipment and land. These obligations have various maturities of one to five years and bear interest at rates between 2.99% to 6.50%. Certain of these financing agreements include cross-default or cross-event of default provisions. As a result of the Company's failure to make the scheduled interest payment on the Notes and subsequent event of default, the lenders party to certain of our other debt agreements could elect to declare some or all of the amounts outstanding as immediately due and payable. Therefore, the related debt obligations have been classified as current liabilities in the unaudited condensed consolidated balance sheet as of June 30, 2017.

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

	June 30, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes(1)	$80,000	$192,451	$126,000	$191,191
Long-term obligation to related party	126,042	171,115	113,106	147,536
Total	$206,042	$363,566	$239,106	$338,727

(1)	The carrying value of the Notes is net of the unamortized OID and deferred financing costs as of June 30, 2017 and December 31, 2016, respectively.
The fair value of the Notes is based on quoted market prices, while the fair value of the long-term obligation to related party is based on estimated cash flows discounted to their present value.

9. MINERAL RESERVE LEASE

In October 2010, the Company entered into a lease agreement for approximately 120,000 tons of recoverable coal reserves located in Union and Webster Counties, Kentucky in exchange for a production royalty. The initial term of the lease expired on June 1, 2016. In addition, the lease required the Company to provide the lessor with a certain amount of coal tonnage annually until production commenced on the leased reserve. The Company valued this coal tonnage using the prevailing average market price, and the advance royalty was recoupable against production royalties generated by future mining activity.

Upon expiration, the lease was renewed for an additional five-year term. The terms of the renewal stipulated a minimum annual rent payable with a specified amount of coal tonnage beginning on June 1, 2017. In addition, the lease allowed for the early termination of the agreement by the Company upon payment of a termination fee, as defined, which was zero through December 1, 2017. Lastly, the minimum annual rent, including amounts previously paid, would no longer be recoupable against future production royalties. As a result, the Company recognized a non-cash impairment charge of $3,381 during the three months ended June 30, 2016 to write-off advanced royalties associated with the aforementioned lease.
By letter dated May 10, 2017, the Company notified the lessor of its intent to cancel the lease agreement, effective May 31, 2017, and relinquished control of approximately 120,000 tons of mineral reserves. Because the Company terminated the lease agreement before December 1, 2017, no termination fee was due. As a result of the lease termination, the Company recognized a non-cash impairment charge of $3,382 during the three months ended June 30, 2017 to write-off certain capitalized costs associated with the development of the property.

10. INCOME TAXES
The Company has not recognized certain income tax benefits, as it does not believe it is more likely than not it will be able to realize its net deferred tax assets. The Company has, therefore, established a valuation allowance against its net deferred tax assets as of June 30, 2017 and December 31, 2016. Based on the anticipated reversals of its deferred tax assets and deferred tax liabilities, the Company has concluded a valuation allowance is necessary only for the excess of deferred tax assets over deferred tax liabilities.

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
Net periodic postretirement benefit cost included the following components:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Service cost for benefits earned	$229	$230	$459	459
Interest cost on accumulated postretirement benefit obligation	49	43	99	86
Amortization of prior service cost	24	23	47	47
Net periodic postretirement cost	$302	$296	$605	592
Effective September 1, 2017, the postretirement benefit program will be terminated and no further benefits will be provided to retirees.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2017 consisted of the following:

	Postretirement Benefit Plan and Other Employee Benefit Obligations	Accumulated Other Comprehensive Loss
Balance as of December 31, 2016	$(1,560)	$(1,560)
Amounts reclassified from accumulated other comprehensive loss	114	114
Current period change	—	—
Balance as of June 30, 2017	$(1,446)	$(1,446)
The following is a summary of reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2017 and 2016:

Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Condensed Consolidated Statement of Operations	Amounts Reclassified from Accumulated Other Comprehensive Loss For the Three Months Ended June 30,		Amounts Reclassified from Accumulated Other Comprehensive Loss For the Six Months Ended June 30,
		2017	2016	2017	2016
Amortization of prior service cost associated with postretirement benefit plan and other employee benefit obligations	Cost of coal sales	$(102)	$(103)	$(204)	$(205)
Amortization of net actuarial gain associated with other employee benefit obligations	Cost of coal sales	45	25	90	50
		(57)	(78)	(114)	(155)
Income taxes		—	—	—	—
Total reclassifications		$(57)	$(78)	$(114)	$(155)

13. COMMITMENTS AND CONTINGENCIES
The Company is subject to various market, operational, financial, regulatory, and legislative risks. Numerous federal, state, and local governmental permits and approvals are required for mining operations. Federal and state regulations require regular monitoring of mines and other facilities to document compliance. Monetary penalties of $1,085 and $1,008 related to Mine Safety and Health Administration (MSHA) fines were accrued as of June 30, 2017 and December 31, 2016, respectively.
The Company is involved from time to time in various legal matters arising in the ordinary course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s consolidated cash flows, results of operations or financial condition. A summary of the significant legal matters is below.
Litigation
On July 20, 2016, the Company was notified by an Assistant U.S. Attorney for the Western District of Kentucky of an investigation into potential charges against Armstrong Coal Company, Inc., a wholly-owned subsidiary of the Company (Armstrong Coal Company), and one or more of its current and former employees arising from alleged inaccurate respirable dust sampling at certain of the Company's underground mines. In November 2016, seven current and former Armstrong Coal Company employees received individual target letters from the Assistant U.S. Attorney. In January 2014, MSHA issued a 104(d) citation to the Parkway underground mine related to inaccurate respirable dust sampling, which the Company has challenged. In addition, a Parkway underground mine employee was terminated. The impact of any charges against the Company or its current and former employees cannot be determined at this time, and the Company intends to vigorously defend any such charges should they be pursued.
Claim of Event of Default by Bondholders
On December 30, 2016, Rhino Resource Partners Holdings, LLC (Rhino Holdings), an entity wholly-owned by Yorktown, together with Rhino Resource Partners LP (Rhino), Royal Energy Resources, Inc., and Rhino GP LLC entered into a put and call option agreement whereby Rhino received a call option, and Rhino Holdings received a put option, on all of the outstanding common stock of the Company currently held by Yorktown (the Option), the majority owner of the Company's outstanding common stock, under certain circumstances. The Option provides that Rhino can exercise the Option after 60 days following entry of an agreement regarding the restructuring of the Notes, but in no event earlier than January 1, 2018 and no later than December 31, 2019. In exchange for Rhino Holdings granting Rhino the Option to purchase Yorktown’s holdings of Armstrong Energy stock, Rhino issued 5.0 million common units to Rhino Holdings upon the execution of the Option.

In connection with entry into the Option by the aforementioned parties, on February 2, 2017, the Company received notice from certain of the Holders of the Notes that the Holders believe entry into the Option by the third-parties constitutes a Change of Control, as defined in the Indenture governing the Notes, and that an Event of Default occurred, as defined in the Indenture, when the Company failed to offer to purchase the Notes within 30 days following the purported Change of Control.  This position was reiterated in a letter from such Holders dated April 18, 2017. The Holders are not currently pursuing remedies under the Indenture related to the alleged Event of Default, but have reserved their rights to do so at a future time. In addition, certain of the Company's financing agreements include cross-default or cross-event of default provisions, which, if the aforementioned assertions were proven to be accurate, would result indirectly in an Event of Default under such financing arrangements.

The Company believes that neither a Change of Control nor a related Event of Default under the Indenture has occurred. To that end, the Company has advised the Holders that it disputes the allegations. No further action associated with these claims has been taken to date by the Company or the Holders.
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

Unaudited Supplemental Condensed Consolidating Balance Sheets

	June 30, 2017
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$43,261	$—	$43,261
Accounts receivable	—	14,540	—	14,540
Inventories	—	11,926	—	11,926
Prepaid and other assets	2,248	2,127	—	4,375
Total current assets	2,248	71,854	—	74,102
Property, plant, equipment, and mine development, net	8,552	211,225	—	219,777
Investments	—	2,794	—	2,794
Investments in subsidiaries	28,126	—	(28,126)	—
Intercompany receivables	40,209	(40,209)	—	—
Other non-current assets	180	12,102	—	12,282
Total assets	$79,315	$257,766	$(28,126)	$308,955
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$261	$13,550	$—	$13,811
Accrued and other liabilities	12,856	11,293	—	24,149
Current portion of capital lease obligations	—	104	—	104
Current maturities of long-term debt	192,451	11,055	—	203,506
Total current liabilities	205,568	36,002	—	241,570
Long-term obligation to related party	—	171,115	—	171,115
Asset retirement obligations	—	14,711	—	14,711
Other non-current liabilities	77	7,789	—	7,866
Total liabilities	205,645	229,617	—	435,262
Stockholders’ equity/(deficit):
Armstrong Energy, Inc.’s equity/(deficit)	(126,330)	28,126	(28,126)	(126,330)
Non-controlling interest	—	23	—	23
Total stockholders’ equity/(deficit)	(126,330)	28,149	(28,126)	(126,307)
Total liabilities and stockholders’ equity/(deficit)	$79,315	$257,766	$(28,126)	$308,955

Supplemental Condensed Consolidating Balance Sheets

	December 31, 2016
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$57,505	$—	$57,505
Accounts receivable	—	13,059	—	13,059
Inventories	—	11,809	—	11,809
Prepaid and other assets	849	1,690	—	2,539
Total current assets	849	84,063	—	84,912
Property, plant, equipment, and mine development, net	9,948	223,818	—	233,766
Investments	—	2,794	—	2,794
Investments in subsidiaries	42,092	—	(42,092)	—
Intercompany receivables	45,643	(45,643)	—	—
Other non-current assets	180	12,503	—	12,683
Total assets	$98,712	$277,535	$(42,092)	$334,155
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$302	$16,639	$—	$16,941
Accrued and other liabilities	1,578	10,259	—	11,837
Current portion of capital lease obligations	—	555	—	555
Current maturities of long-term debt	—	8,217	—	8,217
Total current liabilities	1,880	35,670	—	37,550
Long-term debt, less current maturities	191,191	7,849	—	199,040
Long-term obligation to related party	—	147,536	—	147,536
Related party payables, net	(628)	23,185	—	22,557
Asset retirement obligations	—	14,056	—	14,056
Long-term portion of capital lease obligations	—	—	—	—
Other non-current liabilities	99	7,124	—	7,223
Total liabilities	192,542	235,420	—	427,962
Stockholders’ equity/(deficit):
Armstrong Energy, Inc.’s equity/(deficit)	(93,830)	42,092	(42,092)	(93,830)
Non-controlling interest	—	23	—	23
Total stockholders’ equity/(deficit)	(93,830)	42,115	(42,092)	(93,807)
Total liabilities and stockholders’ equity/(deficit)	$98,712	$277,535	$(42,092)	$334,155

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2017
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$60,904	$—	$60,904
Costs and expenses:
Operating costs and expenses	—	51,678	—	51,678
Production royalty to related party	—	1,891	—	1,891
Depreciation, depletion, and amortization	223	7,461	—	7,684
Asset retirement obligation expenses	—	341	—	341
Asset impairment and restructuring charges	1,218	2,164	—	3,382
General and administrative expenses	689	2,491	—	3,180
Operating loss	(2,130)	(5,122)	—	(7,252)
Other income (expense):
Interest expense, net	(6,380)	(2,870)	—	(9,250)
Other, net	(1,676)	767	—	(909)
Loss from investment in subsidiaries	(6,988)	—	6,988	—
Loss before income taxes	(17,174)	(7,225)	6,988	(17,411)
Income taxes	—	237	—	237
Net loss	(17,174)	(6,988)	6,988	(17,174)
Income attributable to non-controlling interest	—	—	—	—
Net loss attributable to common stockholders	$(17,174)	$(6,988)	$6,988	$(17,174)

	Three Months Ended June 30, 2016
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$60,309	$—	$60,309
Costs and expenses:
Operating costs and expenses	—	50,639	—	50,639
Production royalty to related party	—	1,711	—	1,711
Depreciation, depletion, and amortization	303	7,241	—	7,544
Asset retirement obligation expenses	—	340	—	340
General and administrative expenses	321	2,601	—	2,922
Operating loss	(624)	(5,604)	—	(6,228)
Other income (expense):
Interest expense, net	(6,382)	(2,167)	—	(8,549)
Other, net	(451)	226	—	(225)
Loss from investment in subsidiaries	(7,545)	—	7,545	—
Loss before income taxes	(15,002)	(7,545)	7,545	(15,002)
Income taxes	—	—	—	—
Net loss	(15,002)	(7,545)	7,545	(15,002)
Income attributable to non-controlling interest	—	—	—	—
Net loss attributable to common stockholders	$(15,002)	$(7,545)	$7,545	$(15,002)

	Six Months Ended June 30, 2017
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	120,011	$—	120,011
Costs and expenses:
Operating costs and expenses	—	102,974	—	102,974
Production royalty to related party	—	3,751	—	3,751
Depreciation, depletion, and amortization	454	14,866	—	15,320
Asset retirement obligation expenses	—	670	—	670
Asset impairment and restructuring charges	1,218	2,164		3,382
General and administrative expenses	1,269	4,869	—	6,138
Operating loss	(2,941)	(9,283)	—	(12,224)
Other income (expense):
Interest expense, net	(12,735)	(5,709)	—	(18,444)
Other, net	(2,978)	789	—	(2,189)
Loss from investment in subsidiaries	(13,966)	—	13,966	—
Loss before income taxes	(32,620)	(14,203)	13,966	(32,857)
Income taxes	—	237	—	237
Net loss	(32,620)	(13,966)	13,966	(32,620)
Income attributable to non-controlling interest	—	—	—	—
Net loss attributable to common stockholders	$(32,620)	$(13,966)	$13,966	$(32,620)

	Six Months Ended June 30, 2016
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$120,753	$—	$120,753
Costs and expenses:
Operating costs and expenses	—	103,314	—	103,314
Production royalty to related party	—	3,340	—	3,340
Depreciation, depletion, and amortization	605	14,553	—	15,158
Asset retirement obligation expenses	—	669	—	669
General and administrative expenses	760	5,680	—	6,440
Operating loss	(1,365)	(10,184)	—	(11,549)
Other income (expense):
Interest expense, net	(12,699)	(3,958)	—	(16,657)
Other, net	(451)	331	—	(120)
Loss from investment in subsidiaries	(13,928)	—	13,928	—
Loss before income taxes	(28,443)	(13,811)	13,928	(28,326)
Income taxes	—	(117)	—	(117)
Net loss	(28,443)	(13,928)	13,928	(28,443)
Income attributable to non-controlling interest	—	—	—	—
Net loss attributable to common stockholders	$(28,443)	$(13,928)	$13,928	$(28,443)

Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2017
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(17,174)	$(6,988)	$6,988	$(17,174)
Other comprehensive income (loss):
Postretirement benefit plan and other employee benefit obligations, net of tax	—	57	—	57
Other comprehensive income	—	57	—	57
Comprehensive loss	(17,174)	(6,931)	6,988	(17,117)
Less: comprehensive income (loss) attributable to non-controlling interest	—	—	—	—
Comprehensive loss attributable to common stockholders	$(17,174)	$(6,931)	$6,988	$(17,117)

	Three Months Ended June 30, 2016
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(15,002)	$(7,545)	$7,545	$(15,002)
Other comprehensive income (loss):
Postretirement benefit plan and other employee benefit obligations, net of tax	—	78	—	78
Other comprehensive income	—	78	—	78
Comprehensive loss	(15,002)	(7,467)	7,545	(14,924)
Less: comprehensive income (loss) attributable to non-controlling interest	—	—	—	—
Comprehensive loss attributable to common stockholders	$(15,002)	$(7,467)	$7,545	$(14,924)

	Six Months Ended June 30, 2017
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(32,620)	$(13,966)	$13,966	$(32,620)
Other comprehensive income (loss):
Postretirement benefit plan and other employee benefit obligations, net of tax	—	114	—	114
Other comprehensive income	—	114	—	114
Comprehensive loss	(32,620)	(13,852)	13,966	(32,506)
Less: comprehensive income (loss) attributable to non-controlling interest	—	—	—	—
Comprehensive loss attributable to common stockholders	$(32,620)	$(13,852)	$13,966	$(32,506)

	Six Months Ended June 30, 2016
	Parent / Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(28,443)	$(13,928)	$13,928	$(28,443)
Other comprehensive income (loss):
Postretirement benefit plan and other employee benefit obligations, net of tax	—	155	—	155
Other comprehensive income	—	155	—	155
Comprehensive loss	(28,443)	(13,773)	13,928	(28,288)
Less: comprehensive income (loss) attributable to non-controlling interest	—	—	—	—
Comprehensive loss attributable to common stockholders	$(28,443)	$(13,773)	$13,928	$(28,288)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2017
	Parent / Issuer	Guarantor Subsidiaries	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities:	$(5,159)	$361	$(4,798)
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(275)	(5,062)	(5,337)
Proceeds from disposal of fixed assets	—	1,504	1,504
Net cash used in investing activities	(275)	(3,558)	(3,833)
Cash Flows from Financing Activities:
Payment on capital lease obligations	—	(451)	(451)
Payment of long-term debt	—	(5,162)	(5,162)
Transactions with affiliates, net	5,434	(5,434)	—
Net cash provided by (used in) financing activities	5,434	(11,047)	(5,613)
Net change in cash and cash equivalents	—	(14,244)	(14,244)
Cash and cash equivalents, at the beginning of the period	—	57,505	57,505
Cash and cash equivalents, at the end of the period	$—	$43,261	$43,261

	Six Months Ended June 30, 2016
	Parent / Issuer	Guarantor Subsidiaries	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities:	$(13,560)	$5,641	$(7,919)
Cash Flows from Investing Activities:
Investment in property, plant, equipment, and mine development	(386)	(1,207)	(1,593)
Proceeds from disposal of fixed assets	—	—	—
Net cash used in investing activities	(386)	(1,207)	(1,593)
Cash Flows from Financing Activities:
Payment on capital lease obligations	—	(1,265)	(1,265)
Payment of long-term debt	—	(3,948)	(3,948)
Transactions with affiliates, net	13,946	(13,946)	—
Net cash provided by (used in) financing activities	13,946	(19,159)	(5,213)
Net change in cash and cash equivalents	—	(14,725)	(14,725)
Cash and cash equivalents, at the beginning of the period	—	67,617	67,617
Cash and cash equivalents, at the end of the period	$—	$52,892	$52,892

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
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Various statements contained in this quarterly report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this quarterly report speak only as of the date of this quarterly report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

•	our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q;

•	liquidity constraints and our ability to service our outstanding indebtedness;

•	our ability to comply with the restrictions imposed by the indenture governing our notes and other financing arrangements;

•	market demand for coal and electricity;

•	geologic conditions, weather and other inherent risks of coal mining that are beyond our control;

•	competition within our industry and with producers of competing energy sources;

•	excess production and production capacity;

•	our ability to acquire or develop coal reserves in an economically feasible manner;

•	inaccuracies in our estimates of our coal reserves;

•	availability and price of mining and other industrial supplies, including steel-based supplies, diesel fuel, rubber tires and explosives;

•	the continued weakness in global economic conditions or in any industry in which our customers operate, or sustained uncertainty in financial markets, which may cause conditions we cannot predict;

•	coal users switching to other fuels in order to comply with various environmental standards related to coal combustion;

•	volatility in the capital and credit markets;

•	availability of skilled employees and other workforce factors;

•	our ability to collect payments from our customers;

•	defects in title or the loss of a leasehold interest;

•	railroad, barge, truck and other transportation performance costs;

•	our ability to secure new coal supply arrangements or to renew existing coal supply arrangements, as a result of our current financial condition;

•	the deferral of contracted shipments of coal by our customers;

•	our ability to obtain or renew surety bonds on acceptable terms;

•	our ability to obtain and renew various permits, including permits authorizing the disposition of certain mining waste;

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
Overview
Armstrong Energy, Inc. (together with its subsidiaries, we, Armstrong, or the Company) is a producer of low chlorine, high sulfur thermal coal from the Illinois Basin, with both surface and underground mines. We market our coal primarily to proximate and investment-grade electric utility companies as fuel for their steam-powered generators. Based on 2016 production, we are the sixth largest producer in the Illinois Basin and the second largest in Western Kentucky. We were formed in 2006 to acquire and develop a large coal reserve holding. We commenced production in the second quarter of 2008 and currently operate five mines, including three surface and two underground. As of June 30, 2017, we controlled approximately 445 million tons of proven and probable coal reserves. We also own and operate three coal processing plants, which support our mining operations. From our reserves, we mine coal from multiple seams that, in combination with our coal processing facilities, enhance our ability to meet customer requirements for blends of coal with different characteristics. The locations of our coal reserves and operations, adjacent to the Green River, together with our river dock coal handling and rail loadout facilities, allow us to optimize coal blending and handling, and provide our customers with rail, barge and truck transportation options.
We market our coal primarily to large utilities with coal-fired, base-load, scrubbed power plants under multi-year coal supply agreements. Our multi-year coal supply agreements usually have specific volume and pricing arrangements for each year of the agreement. These agreements allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices. At June 30, 2017, we had coal supply agreements with terms ranging from one to four years. As of June 30, 2017, we are contractually committed to sell approximately 5.3 million tons of coal in 2017.
Going Concern
We have experienced recurring losses from operations, which has led to a substantial decline in cash flows from operating activities. Our current operating plan indicates that we will continue to incur losses from operations and generate negative cash flows from operating activities. In addition, we entered into a settlement agreement with our affiliate, Thoroughbred Resources, L.P. (Thoroughbred), effective March 29, 2017, whereby we agreed, among other things, to begin paying Thoroughbred all production royalties earned on or after January 1, 2017 in cash, as permitted by the existing lease terms (the

Settlement Agreement) (see Note 6, "Related-Party Transactions," to our unaudited consolidated financial statements for more information with respect to the Settlement Agreement).
Furthermore, the Company is currently in default pursuant to the terms of the Indenture (the Indenture) governing its 11.75% Senior Secured Notes due 2019 (the Notes) as a result of failing to make the $11.75 million interest payment due on the Notes on June 15, 2017. On June 15, 2017, the Company exercised its right under the Indenture to enter into a 30-day grace period to defer the interest payment on the Notes. The Company did not make the June 15, 2017 interest payment within the 30-day grace period, and as such, an event of default occurred pursuant to the terms of the Indenture. Upon an event of default, the Trustee or the holders of at least 25% in aggregate principal amount of the Notes then outstanding may declare the principal of and accrued interest on the Notes to be immediately due and payable.
On July 16, 2017, the Company entered into a forbearance agreement (the Forbearance Agreement) with holders who collectively beneficially own or manage in excess of 75% of the aggregate principal amount of the Notes (the Holders), whereby the Holders have agreed to forbear from exercising their rights and remedies under the Indenture or the related security documents through the earlier of August 14, 2017 or an event of termination, as set forth in the Forbearance Agreement (the Forbearance Period) with respect to the default as a result of the Company’s failure to make the June 15, 2017 interest payment. Accordingly, the Company has classified the Notes as current liabilities in its unaudited condensed consolidated balance sheet as of June 30, 2017. See Note 7, "Long-Term Debt," to our unaudited consolidated financial statements for more information with respect to the Forbearance Agreement.
We also have other debt obligations entered into to finance the acquisition of certain equipment and land. Certain of these financing agreements include cross-default or cross-event of default provisions. As a result of our default under the Indenture, the lenders that are party to certain of these agreements could elect to declare some or all of the amounts outstanding as immediately due and payable.
The Company’s continuing operating losses, negative cash flow projections, Indenture default and other liquidity risks raise substantial doubt about whether the Company will meet its obligations as they become due over the next year. As a result of this, as well as the continued uncertainty around future coal fundamentals, the Company has concluded there exists substantial doubt regarding its ability to continue as a going concern.
The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017 do not include any adjustments that may result from uncertainty related to the Company's ability to continue as a going concern.
Due to our current financial outlook, we have undertaken steps to preserve our liquidity and manage operating costs, including controlling capital expenditures. Beginning in 2015, we undertook steps to enhance our financial flexibility and reduce cash outflows in the near term, including a streamlining of our cost structure and anticipated reductions in production volumes and capital expenditures. In addition, we have engaged financial and legal advisers to assist in restructuring our capital and evaluating other potential alternatives to address the impending liquidity constraints. With the assistance of our advisers, we are actively negotiating the terms of a restructuring with the Holders of the Notes with the objective of reaching an agreement by the end of the Forbearance Period. Until any definitive agreements are negotiated in their entirety and executed, and the transactions contemplated thereby are consummated, there can be no assurance that any restructuring transaction will be completed by the end of the Forbearance Period or at all. Furthermore, it may be difficult to come to an agreement that is acceptable to all of our creditors, and there can be no assurance that any restructuring will be possible at all. Failure to reach an agreement on the terms of a restructuring with our creditors, including the Holders, would have a material adverse effect on our liquidity, financial condition and results of operations. It may be necessary for us to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring, or our creditors could force us into an involuntary bankruptcy or liquidation.
Recent Events
Forbearance Agreement
As disclosed above, on July 16, 2017, Armstrong and certain of our subsidiaries (the Guarantors and, together with the Company, the Obligors) entered into the Forbearance Agreement with the Holders of approximately $158 million in aggregate principal amount (representing approximately 79% of the outstanding principal amount) of the Company’s outstanding Notes issued pursuant to the Indenture. Pursuant to the Forbearance Agreement, the Holders have agreed to forbear from exercising their rights and remedies under the Indenture or the related security documents as a result of the event of default due to the Company’s failure to make the $11.75 million June 15, 2017 interest payment on the Notes until the expiration of the Forbearance Period. The Holders have also agreed to not transfer any ownership in the Notes held by any of the Holders during the Forbearance Period other than to potential transferees currently parties to or who agree in writing to be bound by the Forbearance Agreement. With the assistance of our advisers, we are actively negotiating the terms of a restructuring with the Holders of the Notes with the objective of reaching an agreement by the end of the Forbearance Period. Until any definitive agreements are negotiated in their entirety and executed, and the transactions contemplated thereby are consummated, there can be no assurance that any restructuring transaction will be completed by the end of the Forbearance Period or at all.
Termination of Lease Agreement
As previously disclosed, on June 1, 2016, Armstrong Coal Company, Inc. (ACC), a wholly-owned subsidiary of the Company, entered into a coal mining lease (the Lease Agreement) with Alcoa Fuels, Inc. (Alcoa) for the right to mine the No. 6 coal seam, and all coal lying above the No. 6 coal seam, underlying certain property in Union and Webster Counties, Kentucky. By letter dated May 10, 2017, ACC notified Alcoa of its intent to cancel the Lease Agreement, effective May 31, 2017. As a result of the lease cancellation, Armstrong will relinquish control of approximately 120 million tons of mineral reserves. No termination fees were incurred in connection with the cancellation of the Lease Agreement. As a result of the lease termination, the Company recognized a non-cash impairment charge of approximately $3.4 million during the three months ended June 30, 2017 to write-off certain capitalized costs associated with the future development of the property.
Retention Bonus Agreements
In June 2017, we entered into retention bonus agreements with certain executive officers and other key employees (Eligible Employees), whereby the Eligible Employees received a one-time lump sum cash payment.  Each of the payments is subject to clawback and repayment by the Eligible Employee in the event such officer or employee is terminated with cause or resigns without good reason before the one-year anniversary of the agreement. As we continue to work through our overall restructuring, it has determined that the retention bonus agreements were necessary to ensure we have the continued services of its management and key employees.  The aggregate amount of the retention bonus payments authorized by our Board of Directors totaled $1.7 million. For the three and six months ended June 30, 2017, a charge of $0.1 million was recognized as a component of Other, net in the unaudited condensed consolidated statements of operations. The balance of the retention bonus payments will be expensed ratably over the remaining service period.

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

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Summary

	Three Months Ended June 30,		Change
	2017	2016	Amount	Percentage
	(In thousands, except per ton amounts)
Tons of coal sold	1,498	1,414	84	5.9%
Total revenue	$60,904	$60,309	$595	1.0%
Average sales price per ton	$40.67	$42.65	$(1.98)	(4.6)%
Cost of coal sales[1]	$51,678	$50,639	$(1,039)	(2.1)%
Average cost of sales per ton[1]	$34.51	$35.81	$1.30	3.6%
Net loss	$(17,174)	$(15,002)	$(2,172)	(14.5)%
Adjusted EBITDA[2]	$5,012	$7,081	$(2,069)	(29.2)%

[1]
Includes revenue-based production taxes and royalties; excludes production royalty to related party, depreciation, depletion, and amortization, asset retirement obligation expenses, and general and administrative costs.

[2]	Non-GAAP measure; please see definition above and reconciliation below.
Revenue
Our coal sales revenue for the three months ended June 30, 2017 increased by $0.6 million, or 1.0%, to $60.9 million, as compared to $60.3 million for the three months ended months ended June 30, 2016. This increase is attributable to a favorable volume variance of approximately $3.6 million year-over-year due to the timing of shipments, partially offset by an unfavorable price variance of approximately $3.0 million due to the renewal of sales contracts at less favorable prices.
Cost of Coal Sales
Cost of coal sales increased 2.1% to $51.7 million in the three months ended June 30, 2017, from $50.6 million in the same period of 2016. On a per ton basis, our cost of coal sales decreased during the three months ended June 30, 2017, compared to the same period of 2016, from $35.81 per ton to $34.51 per ton. This decrease in per ton amount is primarily due to the closure of our Parkway underground mine in October 2016, which was a higher cost operation, and improved operating efficiency at our underground mines from increased production due to higher demand for higher quality coal, partially offset by higher overall costs at our surface operations from mining in higher ratio reserves.
Production Royalty to Related Party
Production royalty to related party increased $0.2 million, or 10.5%, to $1.9 million during the three months ended June 30, 2017, as compared to the same period of 2016. This amount relates to production royalties earned by our affiliate, Thoroughbred, from sales originating from our Kronos underground mine (where the mineral reserves are leased directly from Thoroughbred). The increase is primarily due to an increase in sales volume experienced at our Kronos underground mine during the current quarter, partially offset by lower average sales prices in the current quarter, as compared to the same period of 2016, due to the renewal of sales contracts at less favorable prices. See Note 6, "Related-Party Transactions," to our unaudited condensed consolidated financial statements for further discussion related to Thoroughbred.
Depreciation, Depletion and Amortization
Depreciation, depletion, and amortization of $7.7 million during the three months ended June 30, 2017 was relatively consistent with the same period of 2016.
Asset Retirement Obligation Expenses
Asset retirement obligation expenses of $0.3 million in the three months ended June 30, 2017 was consistent with the same period of 2016.
Asset Impairment Charges
During the three months ended June 30, 2017 and 2016, we recognized non-cash impairment charges of $3.4 million and $3.4 million, respectively. The current year charge is related to the write-off of certain mine development costs associated with the cancellation of a mineral reserve lease in Union and Webster Counties, Kentucky, whereas the prior year charge is related to the write-off of certain previously paid advance royalties that could no longer be recouped upon the renewal of the aforementioned mineral reserve lease. See Note 9, "Mineral Reserve Lease," to the unaudited condensed consolidated financial statements for further discussion.

General and Administrative Expenses
General and administrative (G&A) expenses were $3.2 million for the three months ended June 30, 2017, which was $0.3 million, or 8.8%, higher than the three months ended June 30, 2016. The increase in the three months ended June 30, 2017, as compared to the same period of 2016, is due primarily to higher expenses for professional services ($0.1 million) and insurance costs ($0.1 million).
Interest Expense, Net
Interest expense, net is derived from the following components:

	Three Months Ended June 30,
	2017	2016
	(In thousands)
11.75% Senior Secured Notes due 2019	$5,875	$5,875
Long-term obligation to related-party	2,668	1,767
Other, net	835	1,049
Capitalized interest	(128)	(142)
Total	$9,250	$8,549
Interest expense, net was $9.3 million for the three months ended June 30, 2017, as compared to $8.5 million for the three months ended June 30, 2016. The increase is principally attributable to higher related-party interest expense due to a higher effective interest rate, and a higher average balance on the long-term obligation to related-party.
Other, Net
Other, net for the three months ended June 30, 2017 was a charge of $0.9 million, as compared to $0.2 million for the three months ended June 30, 2016. The current year increase in expense is primarily due to higher costs incurred associated with evaluating strategic alternatives. For the three months ended June 30, 2017 and 2016, costs incurred evaluating strategic alternatives totaled $1.7 million and $0.5 million, respectively. Partially offsetting the increase in expense is the recognition in the three months ended June 30, 2017 of a gain on disposal of fixed assets of $0.7 million.
Net Loss
Net loss for the three months ended June 30, 2017 was $17.2 million, as compared to net loss of $15.0 million for the same period of 2016. The increase in net loss of $2.2 million is due to a decline in gross margin quarter over quarter, as well as an increase in interest expense and an increase of costs associated with evaluating strategic alternatives of $1.2 million in 2017, partially offset by the recognition of a gain on disposal of fixed assets of $0.7 million during the three months ended June 30, 2017, as compared to the same period of 2016.
Adjusted EBITDA
The following table reconciles Adjusted EBITDA to net loss, the most directly comparable U.S. GAAP measure:

	Three Months Ended June 30,
	2017	2016
	(In thousands)
Net loss	$(17,174)	$(15,002)
Depreciation, depletion, and amortization	7,684	7,544
Asset retirement obligation expenses	341	340
Non-cash production royalty to related party	—	1,711
Interest expense, net	9,250	8,549
Income tax benefit	(237)	—
Asset impairment charges	3,382	3,381
Costs incurred evaluating strategic alternatives	1,675	451
Non-cash employee benefit expense	88	104
Non-cash stock compensation expense	3	3
Adjusted EBITDA	$5,012	$7,081

Our Adjusted EBITDA for the three months ended June 30, 2017 and 2016 was $5.0 million and $7.1 million, respectively. The decrease resulted primarily from the inclusion in Adjusted EBITDA of the cash portion of production royalties paid to Thoroughbred of $1.9 million, which began January 1, 2017, pursuant to existing lease terms and the Settlement Agreement, as well as a decline in gross margin and increase in G&A expenses during the three months ended June 30, 2017, partially offset by the recognition of a gain on disposal of fixed assets in the second quarter of 2017.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Summary

	Six Months Ended June 30,		Change
	2017	2016	Amount	Percentage
	(In thousands, except per ton amounts)
Tons of coal sold	2,969	2,838	131	4.6%
Total revenue	$120,011	$120,753	$(742)	(0.6)%
Average sales price per ton	$40.43	$42.55	$(2.12)	(5.0)%
Cost of coal sales[1]	$102,974	$103,314	$340	0.3%
Average cost of sales per ton[1]	$34.69	$36.40	$1.71	4.7%
Net loss	$(32,620)	$(28,443)	$(4,177)	(14.7)%
Adjusted EBITDA[2]	$8,119	$11,514	$(3,395)	(29.5)%

[1]
Includes revenue-based production taxes and royalties; excludes production royalty to related party, depreciation, depletion, and amortization, asset retirement obligation expenses, and general and administrative costs.

[2]	Non-GAAP measure; please see definition above and reconciliation below.
Revenue
Our coal sales revenue for the six months ended June 30, 2017 decreased by 0.7 million, or 0.6% , to $120.0 million, as compared to $120.8 million for the six months ended months ended June 30, 2016. This decrease is attributable to an unfavorable price variance of approximately $6.3 million due to the renewal of sales contracts at less favorable prices, as well as customer mix, as compared to the six months ended June 30, 2016. Partially offsetting this decrease was a favorable volume variance of approximately $5.6 million year-over-year due to timing of shipments.
Cost of Coal Sales
Cost of coal sales decreased 0.3% to $103.0 million in the six months ended June 30, 2017, from $103.3 million in the same period of 2016. On a per ton basis, our cost of coal sales decreased during the six months ended June 30, 2017, compared to the same period of 2016, from $36.40 per ton to $34.69 per ton. This decrease in per ton amount is primarily due to the closure of our Parkway underground mine in October 2016, which was a higher cost operation, and improved operating efficiency at our underground mines from increased production due to higher demand for higher quality coal, partially offset by higher overall costs at our surface operations from mining in higher ratio reserves.
Production Royalty to Related Party
Production royalty to related party increased $0.4 million, or 12.3%, to $3.8 million during the six months ended June 30, 2017, as compared to the same period of 2016. This amount relates to production royalties earned by our affiliate, Thoroughbred, from sales originating from our Kronos underground mine (where the mineral reserves are leased directly from Thoroughbred). The increase is primarily due to an increase in sales volume experienced at our Kronos underground mine during the current period, partially offset by lower average sales prices in the current period, as compared to the same period of 2016, due to the renewal of sales contracts at less favorable prices. See Note 6, "Related-Party Transactions," to our unaudited condensed consolidated financial statements for further discussion related to Thoroughbred.
Depreciation, Depletion and Amortization
Depreciation, depletion, and amortization of $15.3 million during the six months ended June 30, 2017 was relatively consistent with the same period of 2016.
Asset Retirement Obligation Expenses
Asset retirement obligation expenses of $0.7 million in the six months ended June 30, 2017 was consistent with the same period of 2016.

Asset Impairment Charges
During the six months ended June 30, 2017 and 2016, we recognized non-cash impairment charges of $3.4 million and $3.4 million, respectively. The current year charge is related to the write-off of certain mine development costs associated with the cancellation of a mineral reserve lease in Union and Webster Counties, Kentucky, whereas the prior year charge is related to the write-off of certain previously paid advance royalties that could no longer be recouped upon the renewal of the aforementioned mineral reserve lease. See Note 9, "Mineral Reserve Lease," to the unaudited condensed consolidated financial statements for further discussion.
General and Administrative Expenses
G&A expenses were $6.1 million for the six months ended June 30, 2017, which was $0.3 million, or 4.7%, lower than the six months ended June 30, 2016. The decrease in the six months ended June 30, 2017, as compared to the same period of 2016, is due primarily to lower expenses for labor and benefits of $0.5 million.
Interest Expense, Net
Interest expense, net is derived from the following components:

	Six Months Ended June 30,
	2017	2016
	(In thousands)
11.75% Senior Secured Notes due 2019	$11,750	$11,750
Long-term obligation to related party	5,295	3,354
Other, net	1,674	1,896
Capitalized interest	(275)	(343)
Total	$18,444	$16,657

Interest expense, net was $18.4 million for the six months ended June 30, 2017, as compared to $16.7 million for the six months ended months ended June 30, 2016. The increase is principally attributable to higher related party interest expense due to a higher effective interest rate, and a higher average balance on the long-term obligation to related party.
Other, Net
Other, net for the six months ended June 30, 2017 was a charge of $2.2 million, as compared to $0.1 million for the six months ended months ended June 30, 2016. The current year increase in expense is primarily due to higher costs incurred associated with evaluating strategic alternatives. For the six months ended June 30, 2017 and 2016, costs incurred evaluating strategic alternatives totaled $3.0 million and $0.5 million, respectively. Partially offsetting the increase in expense is the recognition in the three months ended June 30, 2017 of a gain on disposal of fixed assets of $0.7 million.
Net Loss
Net loss for the six months ended June 30, 2017 was $32.6 million, as compared to net loss of $28.4 million for the same period of 2016. The increase in net loss of $4.2 million is due to a decline in gross margin year-over-year, as well as an increase in interest expense and additional costs associated with evaluating strategic alternatives of $2.5 million in 2017, partially offset by lower G&A expenses and the recognition of a gain on disposal of fixed assets during the six months ended June 30, 2017, as compared to the same period of 2016.
Adjusted EBITDA
The following table reconciles Adjusted EBITDA to net loss, the most directly comparable U.S. GAAP measure:

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Net loss	$(32,620)	$(28,443)
Depreciation, depletion, and amortization	15,320	15,158
Asset retirement obligation expenses	670	669
Non-cash production royalty to related party	—	3,340
Interest expense, net	18,444	16,657
Income tax (benefit) provision	(237)	117
Asset impairment charges	3,382	3,381
Costs incurred evaluating strategic alternatives	2,978	451
Non-cash employee benefit expense	176	209
Non-cash stock compensation expense (income)	6	(25)
Adjusted EBITDA	$8,119	$11,514
Our Adjusted EBITDA for the six months ended June 30, 2017 and 2016 was $8.1 million and $11.5 million, respectively. The decrease resulted primarily from the inclusion in Adjusted EBITDA of the cash portion of production royalties paid to Thoroughbred of $3.8 million, which began January 1, 2017, pursuant to existing lease terms and the Settlement Agreement, as well as lower gross margins in the current period, partially offset by lower G&A expenses and the recognition of a gain on disposal of fixed assets.

Liquidity and Capital Resources
Liquidity
The principal indicator of our liquidity since the termination of our former asset-based credit facility in November 2016 is cash on-hand, which, as of June 30, 2017, was $43.3 million.
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
We have experienced recurring losses from operations, which has led to a substantial decline in cash flows from operating activities. Our current operating plan indicates that we will continue to incur losses from operations and generate negative cash flows from operating activities. In addition, we entered into the Settlement Agreement with our affiliate, Thoroughbred, effective March 29, 2017, whereby we agreed, among other things, to begin paying Thoroughbred all production royalties earned on or after January 1, 2017 in cash, as permitted by the existing lease terms (see Note 6, "Related-Party Transactions," to our unaudited consolidated financial statements for more information with respect to the Settlement Agreement).
Furthermore, the Company is currently in default pursuant to the terms of the Indenture governing the Notes as a result of failing to make the $11.75 million interest payment due on the Notes on June 15, 2017. On July 16, 2017, the Company entered into the Forbearance Agreement with Holders, whereby the Holders have agreed to forbear from exercising their rights and remedies under the Indenture or the related security documents through the Forbearance Period with respect to the default as a result of the Company’s failure to make the June 15, 2017 interest payment. See “Going Concern” for additional information.

We also have other debt obligations entered into to finance the acquisition of certain equipment and land. Certain of these financing agreements include cross-default or cross-event of default provisions. As a result of our default under the Indenture, the lenders that are party to certain of these agreements could elect to declare some or all of the amounts outstanding as immediately due and payable.
The Company’s continuing operating losses, negative cash flow projections, Indenture default and other liquidity risks raise substantial doubt about whether the Company will meet its obligations as they become due over the next year. As a result of this, as well as the continued uncertainty around future coal fundamentals, the Company has concluded there exists substantial doubt regarding its ability to continue as a going concern.
Due to our current financial outlook, we have undertaken steps to preserve our liquidity and manage operating costs, including controlling capital expenditures. Beginning in 2015, we undertook steps to enhance our financial flexibility and reduce cash outflows in the near term, including a streamlining of our cost structure and anticipated reductions in production volumes and capital expenditures. In addition, we have engaged financial and legal advisers to assist in restructuring our capital and evaluating other potential alternatives to address the impending liquidity constraints. With the assistance of our advisers, we are actively negotiating the terms of a restructuring with the Holders of the Notes with the objective of reaching an agreement by the end of the Forbearance Period. Until any definitive agreements are negotiated in their entirety and executed, and the transactions contemplated thereby are consummated, there can be no assurance that any restructuring transaction will be completed by the end of the Forbearance Period or at all. Furthermore, it may be difficult to come to an agreement that is acceptable to all of our creditors, and there can be no assurance that any restructuring will be possible at all. Failure to reach an agreement on the terms of a restructuring with our creditors, including the Holders, would have a material adverse effect on our liquidity, financial condition and results of operations. It may be necessary for us to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring, or our creditors could force us into an involuntary bankruptcy or liquidation.
Cash Flows
The following table reflects cash flows for the applicable periods:

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Net cash used in:
Operating activities	$(4,798)	$(7,919)
Investing activities	$(3,833)	$(1,593)
Financing activities	$(5,613)	$(5,213)

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Net cash used in operating activities was $4.8 million for the six months ended June 30, 2017, a decrease of $3.1 million from net cash used in operating activities of $7.9 million for the same period of 2016. Operating results were negatively impacted during the first six months of 2017 due to an increase in interest expense and incurring costs of $3.0 million associated with evaluating certain strategic alternatives. In addition, operating cash flows were negatively impacted in the current period from commencing the payment of production royalties in cash to Thoroughbred as of January 1, 2017 pursuant to the Settlement Agreement. Positively impacting cash flows from operations was an increase in non-cash interest expense due to the deferral of the interest payment on the Notes due June 15, 2017. Cash flows from operations for the six months ended June 30, 2016 were positively impacted by an increase in the net related party liabilities of $6.5 million due to the deferment of amounts owed to our affiliate, Thoroughbred, including interest and royalties earned on leased reserves, and a decrease in inventory due to the timing of shipments. Negatively impacting operating cash flows in the comparable period of the prior year was a decrease in accounts payable and accrued and other liabilities due to the timing of payments.
Net cash used in investing activities increased $2.2 million to $3.8 million for the six months ended June 30, 2017, as compared to $1.6 million for the same period of 2016. The current and prior year investments are primarily attributable to capital expenditures to maintain our existing fixed assets, partially offset by proceeds received from the disposal of certain fixed assets of $1.5 million during the current year period.

Net cash used in financing activities was $5.6 million for the six months ended June 30, 2017, as compared to net cash used in financing activities of $5.2 million for the six months ended June 30, 2016. The current and prior year activity relates primarily to scheduled capital lease and other long-term debt payments.
Contractual Obligations
Our contractual obligations have not changed materially from the disclosures in our Annual Report on Form 10-K filed with the SEC on March 31, 2017.
Capital Expenditures
Our mining operations require investments to expand, upgrade or enhance existing operations and to comply with environmental and safety regulations. In response to the challenging coal environment, we have sought to maintain a controlled, disciplined approach to capital spending in order to preserve liquidity. Our anticipated total capital expenditures for 2017 are estimated to be within a range of $12.0 million to $14.0 million. Management anticipates funding capital requirements with current cash balances and cash flows provided by operations. With respect to any significant development projects, we plan to defer them to time periods beyond 2017 and will continue to evaluate the timing associated with those projects based on changes in overall coal supply and demand.
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
As of June 30, 2017, we had approximately $33.3 million in surety bonds outstanding to secure the performance of our reclamation obligations, which were supported by approximately $6.0 million of cash posted as collateral.

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
Some of the products used in our mining activities, such as diesel fuel, explosives and steel products for roof support used in our underground mining, are subject to price volatility. Through our suppliers, we utilize forward purchases to manage a portion of our exposure related to diesel fuel volatility. A hypothetical increase of $0.10 per gallon for diesel fuel would have negatively impacted our results of operations by $0.1 million and $0.2 million for the three and six months ended June 30, 2017, respectively. A hypothetical increase of 10% in steel prices would have negatively impacted our results of operations by $0.4 million and $0.8 million for the three and six months ended June 30, 2017, respectively. A hypothetical increase of 10% in explosives prices would have negatively impacted our results of operations by $0.1 million and $0.3 million for the three and six months ended June 30, 2017, respectively.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based upon such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the second quarter of 2017, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are involved from time to time in various lawsuits and claims arising in the ordinary course of business. Although the outcomes of these lawsuits and claims are uncertain, we do not believe any of them will have a material adverse effect on our business, financial condition or results of operations. See Note 13, "Commitments and Contingencies," to our unaudited condensed consolidated financial statements included in this report for a discussion of significant legal matters.

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
Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations, our accumulated deficit, and the anticipation of limited liquidity to meet our obligations through March 2018. Effective November 14, 2016, we terminated our asset-based revolving credit facility entered into in December 2012 due to restrictions in our borrowing capacity, which were anticipated to continue through the remaining term of the agreement. In addition, we entered into the Settlement Agreement with Thoroughbred, effective March 29, 2017, whereby we agreed, among other things, to begin paying Thoroughbred all production royalties earned on or after January 1, 2017 in cash (see Note 6, "Related-Party Transactions"). Furthermore, the Company is currently in default under the terms of the Indenture governing the Notes as a result of failing to make the $11.75 million interest payment due on the Notes on June 15, 2017. On July 16, 2017, the Company entered into the Forbearance Agreement with Holders, whereby the Holders have agreed to forbear from exercising their rights and remedies under the Indenture or the related security documents through the Forbearance Period with respect to the default as a result of the Company’s failure to make the June 15, 2017 interest payment. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Going Concern” for additional information.
We also have other debt obligations entered into to finance the acquisition of certain equipment and land. Certain of these financing agreements include cross-default or cross-event of default provisions. As a result of our default under the Indenture, the lenders that are party to certain of these agreements could elect to declare some or all of the amounts outstanding as immediately due and payable.
The Company’s continuing operating losses, negative cash flow projections, Indenture default and other liquidity risks raise substantial doubt about whether the Company will meet its obligations as they become due over the next year. As a result of this, as well as the continued uncertainty around future coal fundamentals, the Company has concluded there exists substantial doubt regarding its ability to continue as a going concern. Our ability to continue as a going concern is subject to our ability to restructure our balance sheet, which could include seeking additional financing. Further, external perceptions regarding our ability to continue as a going concern and our continued net operating losses increase the difficulty of achieving such actions, and there can be no assurances that such measures will prove successful.
We have engaged financial and legal advisers to assist us in restructuring our capital structure and evaluating other potential alternatives to address the impending liquidity constraints. With the assistance of our advisers, we are actively negotiating the terms of a restructuring with the Holders of the Notes with the objective of reaching an agreement by the end of the Forbearance Period. Until any definitive agreements are negotiated in their entirety and executed, and the transactions contemplated thereby are consummated, there can be no assurance that any restructuring transaction will be completed by the end of the Forbearance Period or at all. Furthermore, it may be difficult to come to an agreement that is acceptable to all of our creditors, and there can be no assurance that any restructuring will be possible at all. Failure to reach an agreement on the terms of a restructuring with our creditors, including the Holders, would have a material adverse effect on our liquidity, financial condition and results of operations. It may be necessary for us to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring, or our creditors could force us into an involuntary bankruptcy or liquidation.

Additionally, our auditors included an explanatory paragraph to their audit opinion relating to our consolidated financial statements for the fiscal year ended December 31, 2016 regarding the substantial doubt about our ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay amounts due under our indebtedness.
Our ability to make scheduled payments of principal or interest on our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt. As of June 30, 2017, our total consolidated indebtedness was approximately $203.5 million, consisting primarily of the Notes. As of June 30, 2017, we had cash on hand of approximately $43.3 million.
We are actively negotiating with the Holders the terms of a restructuring with the objective of reaching agreement by the end of the Forbearance Period. Until any definitive agreements are negotiated in their entirety and executed, and the transactions contemplated thereby are consummated, there can be no assurance that any restructuring transaction will be completed by the end of the Forbearance Period or at all. If we are unable to successfully negotiate and complete a restructuring of the Notes by the end of the Forbearance Period, or if we fail to otherwise comply with the terms of the Forbearance Agreement, the Forbearance Period will terminate, and the Holders may accelerate 100% of the principal and interest due on the Notes, which would be due and payable immediately.
We also have other debt obligations entered into to finance the acquisition of certain equipment and land. Certain of these financing agreements include cross-default or cross-event of default provisions. As a result of our default under the Indenture, the lenders that are party to certain of these agreements could elect to declare some or all of the amounts outstanding as immediately due and payable.
If we are unable to satisfy our continuing debt obligations, or our lenders or Holders of the Notes declare amounts due as immediately due and payable as a result of the Indenture default, we may have to file a voluntary petition for relief under Chapter 11 in order to pursue and implement a restructuring of our business and capital structure, or our creditors could force us into an involuntary bankruptcy or liquidation.
We may seek the protection of the United States Bankruptcy Court (the Bankruptcy Court), which may harm our business and adversely affect our ability to retain key personnel.
We have engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address our liquidity and capital structure. However, as discussed herein, a filing under Chapter 11 may be unavoidable. Seeking Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the process related to a Chapter 11 proceeding continues, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. Bankruptcy Court protection also might make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer a Chapter 11 proceeding continues, the more likely it is that our customers would lose confidence in our ability to reorganize our businesses successfully and would seek to establish alternative commercial relationships.
Item 3. Defaults upon Senior Securities
On June 15, 2017, a scheduled interest payment of $11.75 million was due on the Company’s outstanding Notes. On June 15, 2017, the Company exercised its right under the Indenture governing the Notes to enter into a 30-day grace period to defer the interest payment on the Notes. The Company did not make the June 15, 2017 interest payment within the 30-day grace period, and as such, an event of default occurred pursuant to the terms of the Indenture. Upon an event of default, the Trustee or the holders of at least 25% in aggregate principal amount of the Notes then outstanding may declare the principal of and accrued interest on the Notes to be immediately due and payable.
On July 16, 2017, Armstrong and certain of our subsidiaries entered into the Forbearance Agreement with the Holders of approximately $158 million in aggregate principal amount (representing approximately 79% of the outstanding principal amount) of the Company’s outstanding Notes issued pursuant to the Indenture. Pursuant to the Forbearance Agreement, the Holders have agreed to forbear from exercising their rights and remedies under the Indenture or the related security documents as a result of the event of default due to the Company’s failure to make the $11.75 million June 15, 2017 interest payment on the Notes until the expiration of the Forbearance Period. The Holders have also agreed to not transfer any ownership in the Notes held by any of the Holders during the Forbearance Period other than to potential transferees currently parties to or who agree in writing to be bound by the Forbearance Agreement. With the assistance of our advisers, we are actively negotiating the terms of a restructuring with the Holders of the Notes with the objective of reaching an agreement by the end of the Forbearance Period. Until any definitive agreements are negotiated in their entirety and executed, and the transactions contemplated thereby are consummated, there can be no assurance that any restructuring transaction will be completed by the end of the Forbearance Period or at all. As of the date of filing this report, the total amount due and payable on the Notes, including principal and accrued interest, is $215.5 million.
The Company also has other debt obligations entered into to finance the acquisition of certain equipment and land. Certain of these financing agreements include cross-default or cross-event of default provisions. As a result of the Company’s default under the Indenture, the lenders that are party to certain of these agreements could elect to declare some or all of the amounts outstanding as immediately due and payable.

Item 4. Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item  104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 5. Other Information
(a) None
(b) On June 7, 2017, the Company held a Special Meeting of Shareholders (the Special Meeting) at which the Company’s shareholders approved the adoption of the Company’s Amended and Restated Certificate of Incorporation and adopted the Second Amended and Restated Bylaws. Prior to approval and adoption of these documents, the Company’s Amended and Restated Bylaws provided that shareholders could nominate an individual for director by providing notice, which was required to include the name of the nominee, at any time before the annual meeting. As approved and adopted at the Special Meeting, the Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws at the Special Meeting no longer contain director nomination requirements. The amended documents now provide that any action that may be taken at an annual or special meeting of stockholders may be taken without a meeting, without prior notice and without a vote, upon the written consent of the holders of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting. Furthermore, the amended documents provide that the total number of directors constituting the board of directors can be fixed by the board of directors or by the holders of a majority of the voting power of the outstanding stock of the Company. Any vacancy on the board for any reason can be filled by a vote of the majority of directors then in office or the holders of a majority of the voting power of the outstanding shares of the Company’s stock.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Armstrong Energy, Inc., effective as of June 7, 2017.	8-K	333-191182	3.1	6/7/2017

3.2	Second Amended and Restated Bylaws of Armstrong Energy, Inc., effective as of June 7, 2017.	8-K	333-191182	3.3	6/7/2017

10.1	Forbearance Agreement, dated as of July 16, 2017, by and among Armstrong Energy, Inc., the guarantors named therein and certain holders of the 11.75% Senior Secured Notes due 2019.	8-K	333-191182	10.1	7/17/2017

10.2	Form of Retention Bonus Agreement.	8-K	333-191182	10.1	6/12/2017

10.3†	Retention Bonus Agreement, dated June 12, 2017, by and between Armstrong Energy, Inc. and Martin D. Wilson.	8-K	333-191182	10.2	6/12/2017

10.4†	Retention Bonus Agreement, dated June 12, 2017, by and between Armstrong Energy, Inc. and J. Hord Armstrong III.	8-K	333-191182	10.3	6/12/2017

10.5†	Retention Bonus Agreement, dated June 12, 2017, by and between Armstrong Energy, Inc. and Jeffrey F. Winnick.	8-K	333-191182	10.4	6/12/2017

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

95.1	Federal Mine Safety and Health Act Information.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Scheme Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Indicates a management contract or compensatory plan or arrangement.
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

ARMSTRONG ENERGY, INC.

Date: August 11, 2017	By:	/s/ Jeffrey F. Winnick
Jeffrey F. Winnick
Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)